Form 10-Q
period 1996-12-31
GOLD RIVER HOTEL & CASINO CORP
filed 1997-02-14
CIK 845609

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q
Mark One
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

          Commission file number 0-20326

          Gold River Hotel & Casino Corporation
     (Exact name of Registrant as specified in its charter)

     Delaware                      88-0288624
     (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

2800 West Sahara, Suite 4-B, Las Vegas, Nevada    89102
(Address of principal executive offices)          (Zip Code)
Registrant's telephone number,
including area code      (702) 362-0040

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X   No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 581,194 shares of Series A Common Stock and 1,179,750 shares of Series B Common Stock, outstanding on February 7, 1997

                                      INDEX

Part I    FINANCIAL INFORMATION
Item 1    Financial Statements:

Gold River Hotel & Casino Corporation
(Debtor in Possession)
Condensed Consolidated Balance Sheets
at December 31, 1996 and June 30, 1996                                     3

Gold River Hotel & Casino Corporation
(Debtor in Possession)
Condensed Consolidated Statements of Operations
for the three months ended December 31, 1996 and 1995                      5

Gold River Hotel & Casino Corporation
(Debtor in Possession)
Condensed Consolidated Statements of Operations
for the six months ended December 31, 1996 and 1995                        6

Gold River Hotel & Casino Corporation
(Debtor in Possession)
Condensed Consolidated Statements of Cash Flows
for the six months ended December 31, 1996 and 1995                        7

Gold River Hotel & Casino Corporation
(Debtor in Possession)
Notes to Condensed Consolidated Financial Statements                       8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11

Part II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 18

                      GOLD RIVER HOTEL & CASINO CORPORATION
                   (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                             (DEBTOR IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               December 31,         June 30,
ASSETS                                             1996               1996
                                            ( in thousands, except share data)
CURRENT ASSETS:
  Cash and cash equivalents                  $       3,163    $           3,600
  Accounts receivable, net                             423                  457
  Inventories                                          689                  597
  Prepaid expenses and other                         1,723                1,328
                                             -------------    -----------------
    Total Current Assets                             5,998                5,982
                                             -------------    -----------------
PROPERTY AND EQUIPMENT - NET                        28,726               29,000
                                             -------------    -----------------
DEPOSITS                                               760                  944
                                             -------------    -----------------
    TOTAL                                    $      35,484    $          35,926
                                             -------------    -----------------
                                             -------------    -----------------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

LIABILITIES NOT SUBJECT TO COMPROMISE:
  Accounts payable                           $       2,356                2,135
  Accrued expenses
  Payroll and related                                  711                  908
  Other                                              1,325                  889
                                             -------------    -----------------
    Total                                            4,392                3,932
LIABILITIES  SUBJECT TO COMPROMISE:
  Accounts payable                                   1,029                1,089
  Accrued expenses
  Interest payable                                  11,578               11,350
  Long-term debt - current by its terms                508                  492
  Long-term debt                                       673                  269
  Notes subject to demand for acceleration
                                                    80,000               80,000
                                             -------------    -----------------
    Total                                           93,788               93,200
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIENCY:
  Preferred Stock - Series A, $.01 par value
   Authorized 500,000 shares; no shares issued and outstanding
  Preferred Stock, $.01 par value
   Authorized 500,000 shares; no shares issued and outstanding
  Common Stock - Series A, $.01 par value
   Authorized 1,733,580 shares;

   issued and outstanding 581,194 shares                 6                    6
  Common Stock - Series B, $.01 par value
   Authorized 2,913,580 shares;
   issued and outstanding 1,179,750 shares              12                   12
  Additional paid-in-capital                        22,136               22,136
  Accumulated deficit                              (84,850)            (83,360)
    Total Shareholders' Deficiency                 (62,696)            (61,206)
                                            --------------    -----------------
    TOTAL                                    $      35,484    $          35,926
                                             -------------    -----------------
                                             -------------    -----------------


See accompanying notes to condensed consolidated financial statements

                      GOLD RIVER HOTEL & CASINO CORPORATION
                   (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                             (DEBTOR IN POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended December 31, 1996 and 1995

                                                  1996                  1995
REVENUES:                                 ( in thousands, except per share data)
   Casino                                  $          7,575      $      8,857
   Food and beverage                                  2,562             2,697
   Rooms                                              1,471             1,693
   Other                                                564               562
                                                -----------     -------------
                                                     12,172            13,809
   Less: promotional allowances                      (1,087)           (1,312)
                                                -----------     -------------
                                                     11,085           12,497
COSTS AND EXPENSES:
 Direct costs and expenses of
  operating departments:
  Casino                                              4,240             4,540
  Food and beverage                                   1,939             1,974
  Rooms                                               1,028               924
  Other                                                 367               356
 Other operating expenses:
  Selling, general and administrative
                                                      2,244             2,827
  Depreciation and amortization                         432             1,131
  Maintenance and utilities                             699               813
  Professional fees related to debt
  reorganization                                        477               -
                                                -----------     -------------
                                                     11,426            12,565
                                                -----------     -------------

LOSS FROM OPERATIONS                                   (341)              (68)
OTHER EXPENSE:
  Note discount amortization                          -                   123
  Interest expense                                       65             2,549
                                                -----------     -------------

LOSS BEFORE INCOME TAXES                               (406)           (2,740)
  Income tax (benefit) provision                      -                  -
                                                -----------     -------------
NET  LOSS                                  $           (406)     $     (2,740)
                                                -----------     -------------
                                                -----------     -------------

 Weighted average shares outstanding              1,760,944         1,760,944
                                                -----------     -------------
                                                -----------     -------------

  Net loss per share                       $          (0.23)     $      (1.56)
                                                -----------     -------------
                                                -----------     -------------


See accompanying notes to condensed consolidated financial statements

                      GOLD RIVER HOTEL & CASINO CORPORATION
                   (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                             (DEBTOR IN POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Six Months Ended December 31, 1996 and 1995



                                                1996                   1995
REVENUES:                       ( in thousands, except per share data)
  Casino                                   $         14,523      $     17,016
  Food and beverage                                   4,996             5,394
  Rooms                                               3,063             3,580
  Other                                               1,155             1,276
                                                -----------     -------------
                                                     23,737            27,266
  Less: promotional allowances                       (2,254)           (2,622)
                                                -----------     -------------
                                                     21,483            24,644
COSTS AND EXPENSES:
  Direct costs and expenses of
  operating departments:
  Casino                                              8,651             9,199
  Food and beverage                                   3,728             4,064
  Rooms                                               2,139             1,962
  Other                                                 738               735
Other operating expenses:
  Selling, general and administrative                 4,534             5,815
  Depreciation and amortization                         713             2,269
  Maintenance and utilities                           1,713             1,868
  Professional fees related to debt
  reorganization                                        549               -
                                                -----------     -------------
                                                     22,765            25,912
LOSS FROM OPERATIONS                                 (1,282)           (1,268)
OTHER EXPENSE:
  Note discount amortization                          -                   243
  Interest expense                                      208             5,100
                                                -----------     -------------
LOSS BEFORE INCOME TAXES                             (1,490)           (6,611)
  Income tax (benefit) provision                      -                 -
                                                -----------     -------------
NET  LOSS                                  $         (1,490)     $     (6,611)
                                                -----------     -------------
                                                -----------     -------------


  Weighted average shares outstanding             1,760,944         1,760,944
                                                -----------     -------------
                                                -----------     -------------
  Net loss per share                       $          (0.85)     $      (3.75)
                                                -----------     -------------
                                                -----------     -------------


See accompanying notes to condensed consolidated financial statements

                      GOLD RIVER HOTEL & CASINO CORPORATION
                   (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                             (DEBTOR IN POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended December 31, 1996 and 1995

                                                      1996              1995
                                                     ( in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                       $   (1,490)       $   (6,611)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating
    activities:
   Depreciation and amortization                        713             2,269
   Amortization of note discount                      -                   243
  Other noncash adjustments:
   Decrease (increase) in accounts
   receivable, net                                       34              (263)
   Increase in inventories                              (92)              (58)
   Increase in prepaid expenses                        (395)             (276)
   Decrease in deposits                                 184                14
   Increase in liabilities not subject to
    compromise                                          460             -
  Decrease in accounts payable subject to
   compromise                                           (60)               -
  Increase in accounts payable                        -                 1,362
   Increase in interest payable                         228             4,802
   Decrease in accrued liabilities, net               -                  (271)
   Decrease in debt due to contracts
    restructuring                                       128             -
                                                -----------     -------------
Net cash provided by (used in) operating
 activities                                            (290)            1,211
                                                -----------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES -
   Capital expenditures paid in cash                   (121)             (325)
                                                -----------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES -
   Cash paid to reduce long term-debt                   (26)             (470)

                                                -----------     -------------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    (437)              416
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                3,600             2,195
                                                -----------     -------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                  $   3,163        $    2,611
                                                -----------     -------------
                                                -----------     -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during periods for interest             $      96        $      298
                                                -----------     -------------
                                                -----------     -------------


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the six months ended December 31, 1995, finance agreement obligations of $78,000 were incurred with the acquisition of new equipment.

See accompanying notes to condensed consolidated financial statements

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Presentation

These condensed consolidated financial statements of Gold River Hotel & Casino Corporation ("Gold River" or the "Company") should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996 included in Gold River's Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, included in Gold River's Annual Report on Form 10-K, during the years ended June 30, 1996, 1995 and 1994, Gold River incurred net losses of $70,340,000, $5,631,000 and $4,396,000 (which in 1996 includes a recognized loss on permanent impairment of assets of $59,060,000), respectively. The Company's current liabilities exceeded its current assets at December 31, 1996, June 30, 1996 and 1995 by $92,182,000, $91,150,000 and $77,651,000,
respectively. During the six months ended December 31, 1996 and 1995, Gold River incurred net losses of $1,490,000 and $6,611,000, respectively. Furthermore, at June 30, and December 31, 1996, there is a stockholders' deficiency of $61,206,000 and $62,696,000, respectively. These factors among others indicate that the Company is unable to continue as a going concern without the pending reorganization of debt for equity. Also, Gold River was unable to fund the semiannual interest payments due August 31, 1995, February 28, and August 31, 1996 relating to the New Mortgage Notes and the February 28, and August 31, 1996 McCarthy Note interest payments. The financial statements do not include all of the consequences of the proceedings under Chapter 11. Particularly, such financial statements do not purport to show, with respect to the reorganization proceedings, (1) the realizable value of assets on a liquidation basis or their ability to satisfy liabilities, (2) the total amount of liabilities and contingencies which may be allowed, or the status and priority of such liabilities and contingencies, (3) the effect upon the Company's equity accounts of the reorganization, (4) as to operations, the effect of any changes that may be made to the Company's business, pursuant to the future effectiveness of the Plan. The Company's (or its successor's) ability to continue as a going concern is dependent upon its:

- Obtaining approval of the Bankruptcy Court and certain creditor categories.

- Obtaining the requisite regulatory approvals required by the State of Nevada, including approvals by the gaming authorities.

- Obtaining sufficient cash to fund all distributions and cash reserves required at the time the Plan becomes effective.

- Achieving profitable operations and sufficient cash flows to meet   future
  obligations required by the Plan.


The outcome of these matters is not presently determinable. The condensed consolidated financial statements do not include all adjustments that might be necessary should the Company be unable to continue as a going concern.

INTERIM FINANCIAL INFORMATION - The financial information at December 31, 1996 and for the three and six months ended December 31, 1996 and 1995 are unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three and six months ended December 31, 1996, are not necessarily indicative of the results that will be achieved for the entire year.

ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

B.   Summary of Significant Accounting Policies

CASINO REVENUES AND PROMOTIONAL ALLOWANCES - Casino revenues include the aggregate of gaming wins and losses.

Promotional allowances consist primarily of accommodations, food and beverages furnished without charge to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.

The estimated costs of providing promotional allowances are classified as costs of the casino operating department through interdepartmental allocations. Such allocations for the six months ended December 31, 1996 and 1995 are as follows:

                                          Six Months Ended December 31,
                                                  (in thousands)
                                                   1996        1995
                                     Rooms      $    299     $    482
                         Food and beverage         1,750        1,733
                                              ----------    ---------
Total costs allocated to casino department      $  2,049     $  2,215

2.   SELECTED OPERATING DATA

The Indenture of the New Mortgage Notes requires that the Company present the following information:

                                      Three Months Ended     Three Months Ended
                                       December 31, 1996       December 31, 1995
                                                      (in thousands)
          Room occupancy rate                        77%            83%
          Paid occupancy rate                        69%            68%
          Average paid room rate               $     21       $     22
          Room revenues                        $  1,471       $  1,693
          Food and beverage revenues           $  2,562       $  2,697
          Complimentaries:
          Food and beverage                    $    931       $    970
          Room                                 $    156       $    341
          Change in net credit                 $     72       $    587
          Provision for bad debts              $     23       $     32
          Slot win                             $  6,151       $  6,935
          Table win                            $    909       $  1,234
          Maintenance expenses                 $    337       $    389
          Promotional expenses                 $    266       $    250

3.   BANKRUPTCY/REORGANIZATION

On June 7, 1996, the Company filed with the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") the Joint Plan of Reorganization of Debtors and the Official Committee of Bondholders the ("Plan") and related Disclosure Statement. Thereafter, the Plan and Disclosure Statement were amended. At a hearing held on October 21, 1996, the Bankruptcy Court, approved the amended Disclosure Statement, pending certain further amendments and clarifications. The Company was informed in November, 1996 that Mr. Allen E. Paulson had acquired approximately 91% of the New Mortgage Notes. The Official Committee of Bondholders and Mr. Paulson on December 13, 1996 filed with the Bankruptcy Court the second amended Joint Plan of Reorganization and Disclosure Statement. Under the Plan, Mr. Paulson will acquire the remaining 9% of the New Mortgage Notes and accordingly will receive 100% of the new Gold River stock. Mr. Paulson will become the sole shareholder of the reorganized Company. The Bankruptcy Court will hold a hearing on the confirmation of the Plan on February 26, 1997. See Liquidity and Capital Resources contained herein.

Mr. Paulson is 73 years old and resides in Los Angles, California. He has been the Chairman and Chief Executive Officer and Chairman of the Board of Directors of Full House Resorts, Inc. ("Full House") since August 20, 1994 and owns over
2.4 million shares of Full House stock.

Full House, with its subsidiaries, among other things, operates Deadwood Gulch Resort in Deadwood, South Dakota, owns 80% of a joint venture company involved in the "Mill," a casino in North Bend, Oregon, and a 50% interest in developing video lottery terminal games at the Delaware State Fairgrounds in Harrington Delaware. In addition, Full House has rights to develop gaming commercial activities on native American lands in southcentral Michigan and California. Mr. Paulson was the Chairman and Chief Executive Officer of Gulfstream Aerospace Corporation ("Gulfstream") until his retirement in 1992 and he is currently Chairman Emeritus on the Gulfstream Board of Directors. Mr. Paulson also serves on the Board of Directors of DIAL Corporation and CardioDynamics International Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS THE THREE MONTHS ENDED DECENBER 31, 1995

Gold River's revenues net of promotional allowances decreased $1,412,000 or 11% during the three months ended December 31, 1996, as compared to the same period during the prior year. Such decrease is primarily the result of decreases in casino revenues of $1,282,000 or 14%; food and beverage revenues of $135,000 or 5%; and room revenues of $222,000 or 13%; and an offsetting reduction in promotional allowances of $225,000 or 17%.

The 14% decrease in casino revenues for the quarter ended December 31, 1996 as compared to the same quarter in 1995, reflects, in part, the overall downturn in gaming revenue of 10% in comparison to the December 31, 1995 quarter experienced by the Laughlin market as reported in the Nevada Gaming Control Board's Gaming Revenue Report (the "GCB Report"), and, in part, the gain in market share by properties that built hotel rooms within the last two years. Gold River's slot revenue decreased $784,000 or approximately 11% for the quarter ended December 31, 1996, as com-pared to the same period during the prior year. Table games revenues decreased $324,000 or approximately 26% for the quarter ended December 31, 1996 as compared to the same period in 1995. This was the result of a decrease in table games "play" of approximately 27%. Additionally, other gaming revenues (composed of Keno, Bingo, Poker, and the Race/Sports books) also declined $174,000 or 25% for the quarter ended December 31, 1996 as compared to the same period in 1995.

During the three months ended December 31, 1996 beverage revenues decreased $94,000 or 11%, as compared to the same period during the prior year, generally as a result of a decrease in casino traffic. Food revenues decreased $41,000 or 2%, primarily as a result of a decrease in amount of the average food check of 7%, which more than offset an increase in the number of customers served of 6%.

The $222,000 or 13% decrease in room revenues during the three months ended December 31, 1996 as compared to the same period during the prior year, is the result of a 3% decrease in the average room rate and a decrease of approximately 8,000 in the number of occupied rooms for the quarter. During the three months ended December 31, 1996 Gold River's hotel room occupancy was 77% as compared to 83% during the same period of the prior year.

COST AND EXPENSES

Operating expenses were $11,426,000 during the three months ended December 31, 1996 as compared to $12,565,000 during the three months ended December 31, 1995, a decrease of $1,139,000 or 9%.

The $300,000 or 7% decrease in casino expense is primarily the result of a decrease of approximately $79,000 in gaming taxes; a decrease of approximately $161,000 in casino personnel costs; and a decrease of approximately $133,000 in the estimated cost of providing rooms, food and beverages to customers without charge; offset by an increase of $73,000 in other casino department expenses.

The $35,000 or 2% decrease in food and beverage expenses is primarily the result of an approximate $37,000, or 3% increase in the cost of sales; an approximate $6,000 increase in other food and beverage expenses; offset by an approximate $78,000 decrease in personnel costs.

The $104,000, or 11%, increase in room expenses is primarily attributable to an increase in hotel materials and supplies of $10,000, a $114,000 decrease in the estimated cost of providing rooms to customers without charge (Note: the estimated cost of providing rooms to customers without charge is allocated to the casino depart-ment. Consequently, a decrease in such amount results in an increase in hotel depart-mental expenses) and decreases in hotel personnel costs of $18,000; and in hotel bad debt expense of $7,000.

The $583,000 or 21% decrease in selling, general and administrative expense during the three months ended December 31, 1996 in comparison to the same period during the prior year is attributable largely to decreases in professional and consulting services of approximately $237,000; in personnel costs of approximately $90,000; in property taxes of approximately $49,000; and other selling, general and administrative expenses of approximately $207,000.

The decrease of $699,000 in depreciation and amortization expense during the three months ended December 31, 1996 as compared to the same period during the prior year is due to the revaluation of the Company's property and equipment.

The $114,000, or 14%, decrease in maintenance and utilities expense during the three months ended December 31, 1996 as compared to the same period during the prior year is primarily the result of a decreases of $62,000, or 15%, in utilities; $20,000, or 10%, in personnel costs; and $32,000 in other maintenance expenses. Professional fees related to debt restructuring were $477,000 during the three months ended December 31, 1996, no such expenses were recorded during the same period in the prior year.

The $123,000 decrease in note discount amortization and the $2,484,000 decrease in interest expense are attributable to the Company's Chapter 11 filing and reflect the ceasing of interest accrual on the New Mortgage Notes.

THE SIX MONTHS ENDED DECEMBER 31, 1996 VERSUS THE SIX MONTHS ENDED DECEMBER 31, 1995

Gold River's revenues net of promotional allowances decreased $3,161,000 or 13% during the six months ended December 31, 1996, as compared to the same period during the prior year. Such decrease is primarily the result of decreases in casino revenues of $2,493,000 or 15%; food and beverage revenues of $398,000 or 7%; room revenues of $517,000 or 14%; and other revenues of $121,000 or 9%; and an offsetting reduction in promotional allowances of $368,000 or 14%.

The 15% decrease in casino revenues for the six months ended December 31, 1996 as compared to the same six months in 1995, reflects, in part, the overall downturn in gaming revenue of 9% in comparison to the six months ended December 31, 1995 experienced by the Laughlin market as reported in the GCB Report, and, in part, the gain in market share by properties that built hotel rooms within the last two years. Gold River's slot revenue decreased $1,534,000 or approximately 12% for the six months ended December 31, 1996, as compared to the same period during the prior year. Table games revenues decreased $693,000 or approximately 27% for the six months ended December 31, 1996 as compared to the same period in 1995. This was the result of a decrease in table games "play" of approximately 26%, and a decline in table games "hold". Additionally, other gaming revenues (composed of Keno, Bingo, Poker, and the Race/Sports books) also declined $266,000 or 21% for the six months ended December 31, 1996 as compared to the same period in 1995.

During the six months ended December 31, 1996 beverage revenues decreased $152,000 or 9%, as compared to the same period during the prior year, generally as a result of a decrease in casino traffic. Food revenues decreased $246,000 or 7%, primarily as a result of a decrease in the number of customers served of 5%.

The $517,000 or 14% decrease in room revenues during the six months ended December 31, 1996 as compared to the same period during the prior year, is the result of a 7% decrease in the average room rate and a decrease of approximately 13,000 in the number of occupied rooms for the six months. During the six months ended December 31, 1996 Gold River's hotel room occupancy was 78% as compared to 85% during the same period of the prior year.

The decrease of $121,000 or 9% in other revenues during the six months ended December 31, 1996, as compared to the same period during the prior year, is primarily due to decreases in miscellaneous and retail revenues.

COSTS AND EXPENSES

Operating expenses were $22,765,000 during the six months ended December 31, 1996 as compared to $25,912,000 during the six months ended December 31, 1995, a de-crease of $3,147,000 or 12%.

The $548,000 or 6% decrease in casino expense is primarily the result of a decrease of approximately $281,000 in gaming taxes; a decrease of approximately $234,000 in casino personnel costs; and a decrease of approximately $167,000 in the estimated cost of providing rooms, food and beverages to customers without charge; offset by an increase of $134,000 in other casino department expenses.

The $336,000 or 8% decrease in food and beverage expenses is primarily the result of an approximate $88,000, or 3% decrease in the cost of sales; an approximate $234,000 decrease in personnel costs; and an approximate $14,000 decrease in other food and beverage expenses.

The $177,000, or 9%, increase in room expenses is primarily attributable to increases in hotel personnel costs of $5,000 in hotel materials and supplies of $23,000 and in hotel bad debt expense of $7,000 a $183,000 decrease in the estimated cost of providing rooms to customers without charge (Note: the estimated cost of providing rooms to customers without charge is allocated to the casino department. Consequently, a decrease in such amount results in an increase in hotel departmental expenses) and a decrease of approximately $44,000, in "other" hotel expenditures.

The $1,281,000 or 22% decrease in selling, general and administrative expense during the six months ended December 31, 1996 in comparison to the same period during the prior year is attributable largely to decreases in professional and consulting services of approximately $557,000; in personnel costs of approximately $215,000; in property taxes of approximately $119,000; and other selling, general and administrative expenses of approximately $390,000.

The decrease of $1,556,000 in depreciation and amortization expense during the six months ended December 31, 1996 as compared to the same period during the prior year is due to the revaluation of the Company's property and equipment.

The $155,000, or 8%, decrease in maintenance and utilities expense during the six months ended December 31, 1996 as compared to the same period during the prior year is primarily the result of decreases of $104,000, or 6%, in utilities; $26,000, or 1%, in personnel costs; and $25,000, or 1% in other maintenance expenses. Professional fees related to debt restructuring were $549,000 during the six months ended December 31, 1996, no such expenses were recorded during the the same period in the prior year.

The $243,000 decrease in note discount amortization and the $4,892,000 decrease in interest expense are attributable to the Company's Chapter 11 filing and reflect the ceasing of interest accrual on the New Mortgage Notes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, Gold River had $3,163,000 in cash available for operating requirements, future debt service and capital expenditures. Growth in cash flows from operations is necessary for Gold River to continue to meet its debt service requirements and to fund any additional capital expenditures.

The Company's February 9, 1996 voluntary Chapter 11 petition filing contemplates restructuring the Company's debt plus accrued interest. In the proposed Joint Plan of Reorganization (the "Plan") the holders of the Company's mortgage notes ("Bondholders") will exchange their interest in the principal amount of the Company's debt of $75,000,000 and accrued interest of approximately $10,980,000 for all of the Company's equity. Mr. Paulson who will acquire all of the New Mortgage Notes will receive 100% of the new Gold River stock and become the sole shareholder of the reorganized Company. The Company's current Series A common stock and Series B common stock will be canceled and new common stock issued.

The McCarthy Western Contractors, Inc. ("McCarthy") $5,000,000 Note is secured by a Deed of Trust on the hotel's real property. McCarthy will receive at its option either:

1) the McCarthy Cram Down Note; or

2) cash on the effective date from Mr. Paulson in an amount mutually acceptable to McCarthy and Paulson.

If McCarthy elects to receive the McCarthy Cram Down Note the note will be a new promissory note which will be in the principal amount of $5,000,000, will bear interest at a rate equal to 100 basis points above the yield rate reported on the Confirmation Date for Treasury Bonds and Notes with coterminous maturity, will be payable semiannually in cash payments of interest and principal, (amortized over a period of 30 years), will mature in 10 years, will be callable at 100% of the outstanding principal balance plus accrued interest, and will be secured by the New McCarthy Trust Deed, which will include the collateral originally covered by the old McCarthy Trust Deed and the supplemental McCarthy collateral.


Implementation of the Plan is subject to a number of conditions, certain distribution requirements and approval of the Plan by certain creditors and the Bankruptcy Court. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition are stayed while Gold River continues business operations as debtor-in-possession.
Claims collaterlized by the assets of the Company also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. Pre-petition liabilities of the Company as of February 9, 1996 are reflected in the June 30, and December 31, 1996 balance sheets as "Liabilities Subject To Compromise". Additional claims (liabilities subject to compromise) have arisen subsequent to the filing date as a result of executory contract rejections, including leases, and from determination of allowed claims for contingencies and other disputed amounts. Liabilities incurred subsequent to the filing date of February 9, 1996 are reported in the accompanying June 30, and December 31, 1996 balance sheets as "Liabilities Not Subject To Compromise". The Company will continue to conduct its business as usual under the supervision of the Bankruptcy Court while it awaits the confirmation of the Plan.

The financial statements do not include all of the consequences of the proceedings under Chapter 11. Particularly, such financial statements do not purport to show, with respect to the reorganization proceedings, (1) the realizable value of assets on a liquidation basis or their ability to satisfy liabilities, (2) the total amount of liabilities and contingencies which may be allowed, or the status and priority of such liabilities and contingencies, (3) the effect upon the Company's equity accounts of the reorganization, (4) as to operations, the effect of any changes that may be made to the Company's business, pursuant to the future effectiveness of the Plan. The Company's (or its successor's) ability to continue as a going concern is dependent upon its:

- Obtaining approval of the Bankruptcy Court and certain creditor categories.

- Obtaining the requisite regulatory approvals required by the State of Nevada, including approvals by the gaming authorities.

- Obtaining sufficient cash to fund all distributions and cash reserves required at the time the Plan becomes effective.

- Achieving profitable operations and sufficient cash flows to meet   future
  obligations required by the Plan.

The outcome of these matters is not presently determinable. The consolidated financial statements do not include all adjustments that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, during the three months

      and six months ended December 31, 1996 and 1995, Gold River incurred net losses of $406,000, and $2,740,000, and $1,490,000 and $6,611,000
respectively. The Company's current liabilities exceeded its current assets at June 30, and December 31, 1996 by $91,150,000 and $92,182,000,
respectively. Furthermore, at June 30, and December 31, 1996, there is a stockholders' deficiency of $61,206,000 and $62,696,000, respectively. Voting on the Plan will occur in February, 1997 and the hearing on the confirmation of the Plan will be held in Bankruptcy Court on February 26, 1997.

The Effective Date will occur on the first business day that is at least eleven
(11) days after the Confirmation Date, and on which all conditions to the Effective Date have been satisfied. The conditions to the Effective Date are:

     1)   The confirmation order is a final order
     2)   Paulson has made his contribution to the Debtors
     3) When combined with Paulson's contribution, the Debtors have cash sufficient to fund all distributions to be made under the Plan on the Effective Date.
     4) The Debtors have cash sufficient to fund normal working capital and the minimum gaming reserve requirement.

Since the Bankruptcy filing the Company, other than its payment obligations for debt service, has had sufficient cash flows to met its obligations as they have occurred. In management's opinion, the significant reduction or elimination of debt service should insure the viability of the Company's future operating results. The Company believes that it will be able to meet it's obligations, other than debt service noted above, when they become due.

As of the date of filing this report on Form 10-Q, the Company has engaged various professionals with the approval of certain holders of the New Mortgage Notes for the Bankruptcy filing and process and is required to pay for the Noteholder's professionals. As a result, the Company has incurred $549,000, as of December 31, 1996 for these professional and related Bankruptcy costs. The Company believes that subsequent to December 31, 1996 additional costs connected with the Chapter 11 filing will have some impact in the short term on Gold River's ability to meet its normal and ordinary obligations as they occur. The financial statements for the three months ended December 31, 1996 do not reflect all the professional and related Bankruptcy costs or adjustments necessary to finalize the adoption of the Plan. Due to the extended timetable for Plan implementation management has revised its estimate from approximately $150,000 ($425,000 at September 30, 1996 less $275,000 incurred and accrued at December 31, 1996) to approximately $450,000 for the additional professional and related Bankruptcy costs that will be paid or accrued before the Plan becomes effective.

The Liquidity and Capital Resources section of the Company's Form 10-K for the fiscal year ended June 30, 1996 should be read in conjunction with the above December 31, 1996 Liquidity and Capital Resources.




                           PART II - OTHER INFORMATION
ITEM 3 .

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          None.
     (b)  Reports on Form 8-K.
          None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of February, 1997.

                      GOLD RIVER HOTEL & CASINO CORPORATION
                                  (Registrant)






                           By/s/ Benjamin F. Martello
                              Benjamin F. Martello
                            Secretary, Treasurer and
                     Chief Financial and Accounting Officer