Form 10-Q
period 1997-03-31
GOLD RIVER HOTEL & CASINO CORP
filed 1997-05-15
CIK 845609

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               __________

                                FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997

                                 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to_________

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

581,194 shares of Series A Common Stock and 1,179,750 shares of Series B Common Stock, outstanding on May 13, 1997

                                                                       Page No.
FINANCIAL INFORMATION
Item 1  Financial Statements:

        Gold River Hotel & Casino Corporation
        (Debtor in Possession)
        Condensed Consolidated Balance Sheets
        at March 31, 1997 and June 30, 1996                                  3

        Gold River Hotel & Casino Corporation
        (Debtor in Possession)
        Condensed Consolidated Statements of Operations
        for the three months ended March 31, 1997 and 1996                   4


        Gold River Hotel & Casino Corporation
        (Debtor in Possession)
        Condensed Consolidated Statements of Operations
        for the nine months ended March 31, 1997 and 1996                    5


        Gold River Hotel & Casino Corporation
        (Debtor in Possession)
        Condensed Consolidated Statements of Cash Flows
        for the nine months ended March 31, 1997 and 1996                    6


        Gold River Hotel & Casino Corporation
        (Debtor in Possession)
        Notes to Condensed Consolidated
          Financial Statements                                               7


Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      11


Part II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K                                    17

                  GOLD RIVER HOTEL & CASINO CORPORATION
              (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                        (DEBTOR IN POSSESSION)

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                            March 31,        June 30,
                                                1997                    1996
                                           -----------             ------------
                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                $     4,164             $     3,600
  Accounts receivable, net                         288                     457
  Inventories                                      669                     597
  Prepaid expenses and other                     1,461                   1,328
                                            ----------               ---------
  Total Current Assets                           6,582                   5,982
                                            ----------               ---------

PROPERTY AND EQUIPMENT - NET                    28,457                  29,000

DEPOSITS                                           760                     944
                                            ----------               ---------
     TOTAL                                 $    35,799             $    35,926
                                            ==========               =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

LIABILITIES NOT SUBJECT TO COMPROMISE:
  Accounts payable                            $     1,585          $     2,135
  Accrued expenses
    Payroll and related                               720                  908
    Other                                           1,389                  889
  Long-term debt - current by its terms               216                  -
                                                 ---------           ---------
    Total Current Liabilities
      Not Subject to Compromise                     3,910                3,932
LIABILITIES  SUBJECT TO COMPROMISE:
  Accounts payable                                     764               1,089
  Accrued expenses
    Interest payable                                 10,979             11,350
  Long-term debt - current by its terms                  23                492
  Note subject to demand for acceleration            75,000             80,000
                                                 ----------           --------
    Total Current Liabilities
      Subject to Compromise                          86,766             92,931
LONG-TERM DEBT NOT SUBJECT TO COMPROMISE              6,405                -
LONG-TERM DEBT SUBJECT TO COMPROMISE                    119                269
                                                 ----------           --------
     Total                                           93,290             93,200
                                                 ----------           --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIENCY:
  Preferred Stock - Series A, $.01 par value
    Authorized 500,000 shares;
      no shares issued and outstanding                 -                  -
  Preferred Stock, $.01 par value
    Authorized 500,000 shares;
     no shares issued and outstanding                  -                  -
  Common Stock - Series A, $.01 par value
    Authorized 1,733,580 shares;
      issued and outstanding 581,194 shares              6                   6
  Common Stock - Series B, $.01 par value
    Authorized 2,913,580 shares;
      issued and outstanding 1,179,750 shares            12                 12
  Additional paid-in-capital                         22,136             22,136
  Accumulated deficit                               (83,555)           (83,360)
                                                  ----------          ---------
     Total Shareholders' Deficiency                 (61,401)           (61,206)
                                                  ----------          ---------
        TOTAL                                    $   35,799          $  35,926
                                                  ==========          =========


See accompanying notes to condensed consolidated financial statements


                                   GOLD RIVER HOTEL & CASINO CORPORATION
                                  (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                                            (DEBTOR IN POSSESSION)
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            For the Three Months Ended March 31, 1997 and 1996



                                                  1997                1996
                                           -----------------      --------------
REVENUES:                                ( in thousands, except per share data)
  Casino                                       $    8,492         $    9,233
  Food and beverage                                 2,802              2,771
  Rooms                                             1,586              1,788
  Other                                               936                578
                                               -----------         ----------
                                                   13,816             14,370
  Less: promotional allowances                     (1,112)            (1,431)
                                               -----------         ----------
                                                   12,704             12,939
COSTS AND EXPENSES:
  Direct costs and expenses of
    operating departments:
    Casino                                          4,364              4,496
    Food and beverage                               2,095              2,018
    Rooms                                           1,020                871
    Other	                                            346                351
  Other operating expenses:
    Selling, general and administrative             2,244              2,403
    Depreciation and amortization                     369              1,222
    Maintenance and utilities                         758                746
    Professional fees related
      to reorganization                                73                -
                                               -----------           ----------
                                                   11,269             12,107
                                               -----------           ----------
INCOME  FROM OPERATIONS                             1,435                832
OTHER EXPENSE:
  Note discount amortization                         -                   128
  Interest expense
   (contracual interest $2,541 and $2,429)            140              1,122
                                               -----------           ----------
INCOME (LOSS)
  BEFORE INCOME TAXES                               1,295               (418)
    Income tax (benefit) provision                   -                   -
                                                -----------          ----------
NET INCOME (LOSS)                             $      1,295          $   (418)
                                                ============         ==========

Weighted average shares outstanding              1,760,944          1,760,944
                                                ============        ==========
Net income (loss) per share                    $         0.74      $    (0.24)
                                                =============       ==========




See accompanying notes to condensed consolidated financial statements

                        GOLD RIVER HOTEL & CASINO CORPORATION
                      (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                             (DEBTOR IN POSSESSION)
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Nine Months Ended March 31, 1997 and 1996
------------------------------------------------------------------------


                                                    1997     1996
                                                   ------  ------
REVENUES:                             ( in thousands, except per share data)
  Casino                                         $ 23,015  $ 26,249
  Food and beverage                                 7,798     8,165
  Rooms                                             4,649     5,368
  Other                                             2,091     1,854
                                                   37,553    41,636
                                                   ------    ------
  Less: promotional allowances                     (3,366)   (4,053)
                                                   -------   -------
                                                    34,187    37,583
COSTS AND EXPENSES:
  Direct costs and expenses of
    operating departments:
    Casino                                          13,015    13,695
    Food and beverage                                5,823     6,082
    Rooms                                            3,159     2,833
    Other                                            1,084     1,086

Other operating expenses:
    Selling, general and administrative              6,778     8,218
    Depreciation and amortization                    1,082     3,491
    Maintenance and utilities                        2,471     2,614
    Professional fees related to
      reorganization                                   622        -
                                                     ------    ------
                                                     34,034    38,019
                                                     ------    ------
INCOME (LOSS) FROM OPERATIONS                           153      (436)
OTHER EXPENSE:
  Note discount amortization                             -        371
  Interest expense
     (contracual interest $7,550 and $13,131)           348     6,222
                                                      ------    ------
LOSS BEFORE INCOME TAXES                               (195)   (7,029)
  Income tax (benefit) provision                         -         -
                                                      ------    ------
NET LOSS                                             $  (195) $ (7,029)
                                                      =======   =======

  Weighted average shares outstanding               1,760,944  1,760,944

    Net loss per share                                $  (0.11)   $ (3.99)
                                                       ========     =======




See accompanying notes to condensed consolidated financial statements

                   GOLD RIVER HOTEL & CASINO CORPORATION
                  (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                          (DEBTOR IN POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Months Ended March 31, 1997 and 1996
________________________________________________________________________


                                            1997    1996
                                           ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:	  ( in thousands)
  Net loss                                $  (195)  $(7,029)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation and amortization         1,082     3,491
      Amortization of note discount           -         371
    Other noncash adjustments:
      Decrease (increase) in accounts
        receivable, net                        169       (75)
      Increase in inventories                  (72)     (100)
      Increase  in prepaid expenses           (133)     (339)
      Decrease in deposits                     184        24
      Decrease in liabilities not subject
        to compromise                          (238)       -
      Decrease in accounts payable subject
        to compromise                          (325)       -
      Increase in accounts payable              -       1,153
      Increase in interest payable              327     5,899
      Increase in accrued liabilities, net      -           1
                                              ------    ------
Net cash provided by
  operating activities                          799     3,396
                                              ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures paid in cash            (539)      (559)
                                              ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash paid to reduce long-term debt              -       (684)
  Increase in long-term debt                    304        -
                                              ------    ------
Net cash provided by (used in)
 financing activities                           304       (684)
                                              ------    -------
INCREASE IN CASH AND
  CASH EQUIVALENTS                               564     2,153
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                         3,600     2,195
                                              ------    ------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                             $ 4,164   $ 4,348
                                              ======    ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during periods for interest          $  42     $ 323
                                              ======    ======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During the nine months ended March 31, 1997 and 1996, finance agreement obligations of $19,000 and $130 000 respectively, were incurred with the acquisition of new equipment.
  A $698,000 amount of interest payable was converted to long-term debt.

See accompanying notes to condensed consolidated financial statements

                     GOLD RIVER HOTEL & CASINO CORPORATION
                   (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DEBTOR IN POSSESSION)
________________________________________________________________________

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As shown in the financial statements, included in Gold River's Annual Report on Form 10-K, during the years ended June 30, 1996, 1995 and 1994, Gold River incurred net losses of $70,340,000, $5,631,000 and $4,396,000 (which in 1996 includes a recognized loss on permanent impairment of assets of $59,060,000), respectively. The Company's current liabilities exceeded its current assets at March 31, 1997, June 30, 1996 and 1995 by $84,094,000, $90,881,000 and
$77,651,000, respectively.  During the nine months ended March 31, 1997 and
1996, Gold River incurred net losses of $195,000 and $7,029,000, respectively.  Furthermore, at March 31, 1997 and June 30, 1996 there is a stockholders' deficiency of $61,401,000 and $61,206,000, respectively.  These factors among others indicate that the Company is unable to continue as a going concern without the pending reorganization of debt for equity which the United States Bankruptcy Court for the District of Nevada
("Bankruptcy Court") entered the confirming order for the Chapter 11 reorganization on March 4, 1997
 .  Also, Gold River has not funded  since February 9, 1996, the semi-annual interest payments due on the New Mortgage Notes.  The accrued and unpaid interest as of March 25, 1997, on the McCarthy
Western Contractors, Inc. ("McCarthy") Promissory Note was added to the Note and reclassified to liabilities not subject to compromise.  The financial statements do not include all of the consequences of the proceedings under Chapter 11.  Particularly, such financial statements do not purport to show, with respect to the reorganization proceedings, (1) the realizable value of assets on a liquidation basis or their ability to satisfy liabilities, (2) the total amount of liabilities and contingencies which may be allowed, or the status and priority of such liabilities and contingencies, (3) the effect upon the Company's equity accounts of the reorganization, (4) as to operations, the effect of any changes that may be made to the
Company's business, pursuant to the future effectiveness of the Plan.  The Company's (or its successor's)
ability to continue as a going concern is dependent upon its:

         (1)  Obtaining approval of the Bankruptcy Court and certain creditor categories, which was obtained on February 26, 1997.
         (2)  Obtaining the requisite regulatory approvals required by the State of Nevada including approvals by the gaming authorities.
         (3)  Obtaining sufficient cash to fund all distributions and cash reserves required at the time the Plan becomes effective.
         (4)  Achieving profitable operations and sufficient cash flows to meet future obligations required by the Plan.

The outcome of these matters is not presently determinable.  The condensed consolidated financial statements do not include all adjustments that might be necessary should the Company be unable to continue as a going concern.

Interim Financial Information - The financial information at March 31, 1997 and for the three and nine months ended March 31, 1997 and 1996 is unaudited.  However, such information reflects all adjustments
(consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.
The results of operations for the three and nine months ended March 31, 1997, are not necessarily indicative of the results that will be achieved for the entire year.

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

Earnings per Share - The Financial Accounting Standards Board recently issued SFAS No. 128
"Earnings per Share".  This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997.  Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented.  Management believes that the implementation of this standard will not have a significant impact on earnings per share.

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

The estimated costs of providing promotional allowances are classified as costs of the casino operating department through interdepartmental allocations.  Such allocations for the nine months ended March 31,
1997 and 1996 are as follows:

                                                 Nine Months Ended March, 31
                                                          (in thousands)
                                      ---------------------------------------
                                                     1997          1996
                                                ------------      ----------
Rooms                                         $       443      $       482
Food and beverage                                   2,510            1,733
                                                ----------      ----------
Total costs allocated to casino department     $    2,953      $     2,215
                                                ==========      ==========



2.  SELECTED OPERATING DATA
The Indenture of the New Mortgage Notes requires that the Company present the following information:
                        Three Months Ended               Three Months Ended
                         March 31, 1997                     March 31, 1996
                       -------------------                 ----------------
                                         (in thousands)
Room occupancy rate             84%                                  83%
Paid occupancy rate             75%                                  68%
Average paid room rate      $        20                      $           22
Room revenues               $     1,586                      $        1,788
Food and beverage revenues  $     2,802                      $        2,771
Complimentaries:
  Food and beverage         $       918                      $        1,011
  Room                      $        194                     $          420
Change in net credit        $       (135)                    $          587
Provision for bad debts     $          2                     $           32
Slot win                    $      6,853                     $        6,935
Table win                   $        911                     $        1,234
Maintenance expenses        $        383                     $          389
Promotional expenses        $        136                     $          250

3.  BANKRUPTCY/REORGANIZATION

On February 26, 1997 Gold River's confirmation hearing was held in Bankruptcy Court.  The "Second
Amended Joint Plan of Reorganization of Debtors, the Official Committee of Bondholders, and Mr. Allen
E. Paulson (December 13, 1996) (As Modified on February 14, 1997 and February 27, 1997)" (the "Plan")
was confirmed and the confirming order entered on March 4, 1997.  The effective date of the Plan occurred on March 25, 1997 and the Debtors expect that the Plan Revesting Date (as defined in the Plan)
will occur prior to July 1, 1998.  The reorganization contemplated by the Plan will not occur until the Plan
Revesting Date when the Company emerges from bankruptcy.

Under the Plan Mr. Allen E. Paulson will become the sole shareholder of Gold River and receive 100% of the new Gold River stock on or before July 1, 1998, the Revesting Date.  Mr. Paulson will also serve as the sole director, President, Secretary and Treasurer of the Reorganized Company which along with becoming sole shareholder requires Nevada Gaming Authorities approval prior to an effective Revesting Date.  Mr.
Paulson is the Chairman of the Board of Directors and Chief Executive Officer of Full House Resorts, Inc.
("Full House") and was the Chairman of the Board of Directors and Chief Executive Officer of Gulfstream
Aerospace Corporation ("Gulfstream") until his retirement in 1992.

In October and November, 1996 Mr. Paulson acquired approximately 91% of the $75,000,000 in New
Mortgage Notes outstanding.  Mr. Paulson will acquire the remaining approximate 9% and the entire
$75,000,000 in New Mortgage Notes and accrued interest will be converted to equity.  The Class A and B common stock will be canceled and Gold River deregistered as a publicly traded corporation, privately held by Mr. Paulson.  The only material remaining debt is a $5,750,000 promissory note payable to Mr.
Paulson and secured by a first lien on Gold River's assets.  On March 25, 1997, Mr. Paulson made the contribution of cash necessary to acquire the approximate remaining 9% of the New Mortgage Notes and also to acquire the McCarthy Promissory Note dated August 31, 1992 in the principal amount of
$5,000,000, plus accrued interest.  Mr. Paulson is subject to gaming licensing approval by the State of
Nevada Gaming Control Board and Gaming Commission.

On March 27, 1997, Class 8 general unsecured creditors received full payment on all allowed claims.
Also on March 31, 1997, general unsecured creditors received full payment representing the first of four semi-annual payments on all allowed Class 9 claims.  Certain leases and contracts have been either assumed or rejected and obligations to secured creditors have been restructured pursuant to the Plan.

Certain conditions need to be satisfied before the Plan becomes finally effective on the Revesting Date.
The most significant of which are the formal conversion of debt for equity and Mr. Paulson's licensing approval.  When Mr. Paulson is licensed by the Nevada gaming authorities, the confirmed Plan can be implemented and the Company will emerge from bankruptcy.  Until the Revesting Date, the Company continues to operate under the jurisdiction of the Bankruptcy Court.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Three Months Ended March 31, 1997 Versus the Three Months Ended March 31, 1996

Gold River's revenues net of promotional allowances decreased $235,000 or approximately 2% during the three months ended March 31, 1997, as compared to the same period during the prior year.  Such decrease is primarily the result of decreases in casino revenues of $741,000, or approximately 8%, and room revenues of $202,000, or approximately 11%; offset by increases in food and beverage revenues of
$31,000, or approximately 1%, other revenues of $358,000, or approximately 62%; and a reduction in promotional allowances of $319,000, or approximately 22%.

The approximately 8% decrease in casino revenues for the quarter ended March 31, 1997 as compared to the same quarter in 1996, reflects, in part, the overall downturn in gaming revenue of approximately 5%
in comparison to the March 31, 1996, quarter experienced by the Laughlin market and, in part, the gain in market share by properties that added hotel rooms in 1994 and 1995.  Gold River's slot revenue decreased $307,000, or approximately 4%, for the quarter ended March 31, 1997, as compared to the same period during the prior year.  Table games revenues decreased $321,000, or approximately 26%, for the quarter ended March 31, 1997 as compared to the same period in 1996.  This was the result of a decrease in table games "play" of approximately 27%.  Additionally, other gaming revenues (composed of
Keno, Bingo, Poker, and the Race/Sports books) also declined $113,000, or approximately 13%, for the quarter ended March 31, 1997 as compared to the same period in 1996.

During the three months ended March 31, 1997 beverage revenues decreased $33,000, or approximately
4%, as compared to the same period during the prior year, generally as a result of a decrease in casino traffic.  Food revenues increased $64,000, or approximately 3%, primarily as a result of an approximate
12% increase in the average food check amount, which more than offset a decrease in the number of customers served of approximately 8%.

The $202,000 or approximately 11% decrease in room revenues during the three months ended March 31,
1997 as compared to the same period during the prior year, is the result of decreases in the average room rate of approximately 10% and 800 in the number of occupied rooms for the quarter. During the three months ended March 31, 1997 Gold River's hotel room occupancy was 84% as compared to 83% during the same period of the prior year.

Costs and Expenses

Operating expenses were $11,269,000 during the three months ended March 31, 1997 as compared to
$12,107,000 during the three months ended March 31, 1996, a decrease of $838,000, or approximately
7%.

The $132,000, or approximately 3%, decrease in casino expense is primarily the result of decreases of
$33,000 in gaming taxes, $95,000 in casino personnel costs; and $219,000 in the estimated cost of providing rooms, food and beverages to customers without charge; offset by increases of $49,000 in Gold
River Gaming Society cash awards and $166,000 in other casino department expenses.

The $77,000 or approximately 4% increase in food and beverage expenses is primarily the result of a
$14,000 increase in other food and beverage expenses and a $89,000 decrease in the estimated cost of providing food and beverage to customers without charge (Note: the estimated cost of providing food and beverage to customers without charge is allocated to the casino department.  Consequently, a decrease in such amount results in an increase in food and beverage departmental expenses) offset by decreases of
$21,000 in the cost of sales; and $5,000, in personnel costs.

The $149,000, or approximately 17%, increase in room expenses is primarily attributable to an increase in outside services of $32,000, in hotel personnel costs of $4,000 and a $131,000 decrease in the estimated cost of providing rooms to customers without charge (Note: the estimated cost of providing rooms to customers without charge is allocated to the casino department.  Consequently, a decrease in such amount results in an increase in hotel departmental expenses) ; offset by a decrease of approximately $18,000 in
"other" hotel expenditures.

The $159,000 or approximately 7% decrease in selling, general and administrative expense during the three months ended March 31, 1997 in comparison to the same period during the prior year is attributable largely to decreases in property taxes of approximately $145,000 and other selling, general and administrative expenses of approximately $14,000.

The decrease of $853,000 in depreciation and amortization expense during the three months ended March
31, 1997 as compared to the same period during the prior year is due to the revaluation of the Company's property and equipment.

The $12,000, or approximately 2%, increase in maintenance and utilities expense during the three months ended March 31, 1997 as compared to the same period during the prior year is primarily the result of increases of $30,000 in outside services and $21,000 in other maintenance expenses which more than offset decreases of $17,000 in personnel costs, $20,000 in utilities and $2,000 in materials and supplies.

Professional fees related to debt reorganization were $73,000 during the three months ended March 31,
1997, no such expenses were recorded during the same period in the prior year.

The $128,000 decrease in note discount amortization and the $982,000 decrease in interest expense are attributable to the Company's Chapter 11 filing and reflect the ceasing of interest accrual on the New
Mortgage Notes.

The Nine Months Ended March 31, 1997 Versus the Nine Months Ended March 31, 1996

Gold River's revenues net of promotional allowances decreased $3,396,000 or approximately 9% during the nine months ended March 31, 1997, as compared to the same period during the prior year.  Such decrease is primarily the result of decreases in casino revenues of $3,234,000 or approximately 12%; food and beverage revenues of $367,000 or approximately 5%; and room revenues of $719,000 or approximately 13%; and an offsetting increase in other revenues of $237,000 or approximately 13%; and
a reduction in promotional allowances of $687,000 or approximately 17%.

The approximately 12% decrease in casino revenues for the nine months ended March 31, 1997 as compared to the same nine months in 1996, reflects, in part, the overall downturn in gaming revenue of
8% in comparison to the nine months ended March 31, 1996 experienced by the Laughlin market as and, in part, the gain in market share by properties that added hotel rooms in 1994 and 1995.  Gold
River's slot revenue decreased $1,840,000 or approximately 9% for the nine months ended March 31,
1997, as compared to the same period during the prior year.  Table games revenues decreased $1,015,000 or approximately 27% for the nine months ended March 31, 1997 as compared to the same period in 1996.  This was the result of a decrease in table games "play" of approximately 26%, and a decline in table games "hold".  Additionally, other gaming revenues (composed of Keno, Bingo,
Poker, and the Race/Sports books) also declined $379,000 or approximately 18% for the nine months ended March 31, 1997 as compared to the same period in 1996.

During the nine months ended March 31, 1997 beverage revenues decreased $185,000 or approximately
7%, as compared to the same period during the prior year, generally as a result of a decrease in casino traffic.  Food revenues decreased $182,000 or approximately 3%, primarily as a result of a decrease in the number of customers served of approximately 6%.

The $719,000 or approximately 13% decrease in room revenues during the nine months ended March 31,
1997 as compared to the same period during the prior year, is the result of decreases in the average room rate of approximately 9% and approximately 11,000 in the number of occupied rooms for the nine months.  During the nine months ended March 31, 1997 Gold River's hotel room occupancy was 84% as compared to 87% during the same period of the prior year.

The increase of $237,000 or approximately 13% in other revenues during the nine months ended March
31, 1997, as compared to the same period during the prior year, is primarily due to increases in retail and miscellaneous revenues.

Costs and Expenses

Operating expenses were $34,034,000 during the nine months ended March 31, 1997 as compared to
$38,019,000 during the nine months ended March 31, 1996, a decrease of $3,985,000 or approximately
10%.

The $680,000 or approximately 5% decrease in casino expense is primarily the result of decreases of
$314,000 in gaming taxes, $330,000 in casino personnel costs and $386,000 in the estimated cost of providing rooms, food and beverages to customers without charge; offset by an increase of $350,000 in other casino department expenses.

The $259,000 or approximately 4% decrease in food and beverage expenses is primarily the result of decreases of $108,000 in the cost of sales, and $239,000 in personnel costs; offset by a $16,000 increase in other food and beverage expenses and a $72,000 decrease in the estimated cost of providing food and beverage to customers without charge (Note: the estimated cost of providing food and beverage to customers without charge is allocated to the casino department. Consequently, a decrease in such amount results in an increase in food and beverage departmental expenses).

The $326,000, or approximately 12%, increase in room expenses is primarily attributable to increases in hotel personnel costs of $9,000, in hotel materials and supplies of $24,000 and a $314,000 decrease in the estimated cost of providing rooms to customers without charge (Note: the estimated cost of providing rooms to customers without charge is allocated to the casino department. Consequently, a decrease in such amount results in an increase in hotel departmental expenses) offset by a decrease of approximately
$21,000 in "other" hotel expenditures.

The $1,440,000 or approximately 18% decrease in selling, general and administrative expense during the nine months ended March 31, 1997 in comparison to the same period during the prior year is attributable largely to decreases in professional and consulting services of approximately $583,000, in personnel costs of approximately $153,000, in property taxes of approximately $264,000 and other selling, general and administrative expenses of approximately $440,000.

The decrease of $2,409,000 in depreciation and amortization expense during the nine months ended
March 31, 1997 as compared to the same period during the prior year is due to the revaluation of the
Company's property and equipment.

The $143,000, or approximately 6%, decrease in maintenance and utilities expense during the nine months ended March 31, 1997 as compared to the same period during the prior year is primarily the result of a decrease of $124,000 in utilities, $43,000 in personnel costs and an increase of $24,000 in other maintenance expenses.

Professional fees related to debt restructuring were $622,000 during the nine months ended March 31,
1997, no such expenses were recorded during the same period in the prior year.

The $371,000 decrease in note discount amortization and the $5,874,000 decrease in interest expense are attributable to the Company's Chapter 11 filing and reflect the ceasing of interest accrual on the New
Mortgage Notes.

Liquidity and Capital Resources

At March 31, 1997, Gold River had $4,164,000 in cash available for operating requirements, future debt service and capital expenditures.  Growth in cash flows from operations is necessary for Gold River to continue to meet its debt service requirements and to fund any additional capital expenditures.

The Company's February 9, 1996 voluntary Chapter 11 petition filing contemplated restructuring the
Company's debt plus accrued interest.  The Plan as confirmed by the Bankruptcy Court has the holders of the Company's mortgage notes ("Bondholders") exchanging their interest in the principal amount of the
Company's debt of $75,000,000 and accrued interest of approximately $10,980,000 for all of the
Company's equity.  Mr. Paulson who will acquire all of the New Mortgage Notes will receive 100% of the new Gold River stock and become the sole shareholder of the reorganized Company, upon receipt of required approval from the Nevada Gaming Authorities.  The Company's current Series A common stock and Series B common stock will be canceled and new common stock issued.

The McCarthy $5,000,000 Note, which is secured by a Deed of Trust on the hotel's real property, plus accrued interest thereon has been acquired by Mr. Paulson.  This $5,750,000 promissory note payable to
Mr. Paulson will bear interest at eleven percent (11%) per annum and mature sixty (60) months after the
Revesting Date.  Interest on the outstanding principal balance shall be due and payable semi-annually, in arrears commencing six (6) months after the Revesting Date.

The Bankruptcy Court entered its order confirming the Plan on March 4, 1997.  Distributions to class 8 and 9 general unsecured creditors were made on March 27, 1997 and March 31, 1997.  A Bankruptcy
Court hearing was held on May 12, 1997 which finalized the last of the claims objections.  Pre-petition liabilities of the Company as of February 9, 1996 are reflected in the June 30, 1996 and March 31, 1997 balance sheets as "Liabilities Subject To Compromise".  Additional claims (liabilities subject to compromise) have arisen subsequent to the filing date as a result of executory contract rejections, including leases, and from determination of allowed claims for contingencies and other disputed amounts.
Liabilities incurred subsequent to the filing date of February 9, 1996 are reported in the accompanying
June 30, 1996 and March 31, 1997 balance sheets as "Liabilities Not Subject To Compromise".  The
Company will continue to conduct its business as usual under the supervision of the Bankruptcy Court while it awaits the Revesting Date and emerging from bankruptcy.

The financial statements do not include all of the consequences of the proceedings under Chapter 11.
Particularly, such financial statements do not purport to show, with respect to the reorganization proceedings, (1) the realizable value of assets on a liquidation basis or their ability to satisfy liabilities, (2)
the total amount of liabilities and contingencies which may be allowed, or the status and priority of such liabilities and contingencies, (3) the effect upon the Company's equity accounts of the reorganization, (4)
as to operations, the effect of any changes that may be made to the Company's business, pursuant to the future effectiveness of the Plan.  The Company's (or its successor's) ability to continue as a going concern is dependent upon its:

  1)  Obtaining approval of the Bankruptcy Court and certain creditor categories, which was obtained on
        February 26, 1997.
  2)  Obtaining the requisite regulatory approvals required by the State of Nevada, including approvals by the gaming authorities.
  3)  Obtaining sufficient cash to fund all distributions and cash reserves required at the Effective Date and Revesting Date.
  4)  Achieving profitable operations and sufficient cash flows to meet future obligations required by the Plan.

While the outcome of all these matters is not presently determinable certain positive accomplishments.
have occurred including confirmation of the Plan.  The consolidated financial statements do not include all adjustments that might be necessary should the Company be unable to continue as a going concern.  As shown in the financial statements, during the nine months ended March 31, 1997 and 1996, Gold River incurred net losses of $195,000 and $7,029,000 respectively. The Company's current liabilities exceeded its current assets at March 31, 1997 and June 30, 1996 by $84,094,000 and $90,881,000, respectively.

All of the conditions necessary for the Effective Date to occur have been satisfied.  The conditions satisfied as of the Effective Date are:

1)  The Confirmation Order is final
2)  Paulson contribution's to acquire the remaining approximate 9% of the New Mortgage Notes and the
     McCarthy Promissory Note have been made.
3)  The Debtors have made initial class 8 and 9 general unsecured creditors payments and will make on
     May 28, 1997 the payments necessary as a result of the May 12, 1997 Bankruptcy Court hearing which finalized the last of the claims objections.
4)  The Debtors cash is sufficient to fund the remaining three (3) semi-annual class 9 general unsecured payments and all other distributions necessary under the Plan.
5)  Sufficient cash is available to fund the Debtors normal working capital and minimum gaming reserve requirement.

Since the Bankruptcy filing, the Company, other than its payment obligations for debt service, has had sufficient cash flows to met its obligations as they have occurred.  In management's opinion, the significant reduction or elimination of debt service should insure the viability of the Company's future operating results.  The Company believes that it will be able to meet it's obligations, other than debt service noted above, when they become due.

As of the date of filing this report on Form 10-Q, the Company has engaged various professionals with the approval of the Bankruptcy Court.  In addition, the Bankruptcy Court has approved the Noteholder's and official unsecured creditors employment of professionals that are compensated by the Company.  As a result, the Company has in-curred $622,000, as of March 31, 1997 for these professional and related
Bankruptcy costs.  The Company believes that subsequent to March 31, 1997 additional costs connected with the Chapter 11 filing will have some impact in the short term on Gold River's ability to meet its normal and ordinary obligations as they occur.  The financial statements for the three and nine months ended March 31, 1997 do not reflect all the professional and related Bankruptcy costs or adjustments necessary to finalize the Plan.  Due to the extended timetable for Plan implementation, including the
Revesting Date when the Company will emerge from bankruptcy, management has revised its estimate from approximately $450,000 at December 31, 1996 for costs through March 25, 1997, the Effective Date, to approximately $725,000 for the additional professional and re-lated Bankruptcy costs that will be paid or accrued until the Revesting Date occurs.

The Liquidity and Capital Resources section above should be read in conjunction with the Company's
Form 10-K for the fiscal year ended June 30, 1996.

                                                       PART II - OTHER INFORMATION

Item 3.  Bankruptcy/Reorganization

See Note 3 Bankruptcy/Reorganization to the Condensed Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.
           None.

    (b)  Reports on Form 8-K.

           In March 1997, the Company filed a Current Report on Form 8-K dated March 13, 1997 relating to the confirmation hearing held in Bankruptcy Court.  The Plan was confirmed and the confirming order entered on March 4, 1997.
          (See Note 3. to the Condensed Consolidated Financial Statements)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of May, 1997.

                                GOLD RIVER HOTEL & CASINO CORPORATION
                                               (Registrant)






                             By    /s/ Benjamin F. Martello
                                ------------------------------
                                      Benjamin F. Martello
                                    Secretary, Treasurer and
                             Chief Financial and Accounting Officer


