Form 10-K
period 1997-06-30
GOLD RIVER HOTEL & CASINO CORP
filed 1997-10-14
CIK 845609

                               UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ________________________

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended  June 30, 1997

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to _____________

              Commission File Number 0-20326

                 GOLD RIVER HOTEL & CASINO CORPORATION
========================================================================
  (Exact name of Registrant as specified in its charter)

     Delaware                                   88-0288624
========================================================================
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

              2800 West Sahara, Suite 4-B, Las Vegas, Nevada   89102
              (Address of principal executive offices)      (Zip Code)

Registrant's telephone no., including area code (702) 362-0040

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange on which
Title of each class                          registered
--------------------                 ------------------------------
     None                                        None

Securities registered pursuant to Section 12(g) of the Act:
                  Series B Common Stock, $.01 par value
                 Rights to Purchase Series A Preferred Stock
========================================================================
                             (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
  Yes [  ] No [  ] N/A

At October 10, 1997, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately
$ INDETERMINABLE  (NO KNOWN TRADES since May, 1996)

At October 10, 1997, there were outstanding 581,194 shares of Series A Common Stock and 1,179,750 shares of Series B Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

     None.

                     GOLD RIVER HOTEL AND CASINO CORPORATION
                                 TABLE OF CONTENTS

                                                            Page
PART I
       Item 1. Business                                       4
       Item 2. Properties                                    10
       Item 3. Legal Proceedings                             10
       Item 4. Submission of Matters to a Vote of
               Security Holders                              12

PART II
       Item 5. Market for the Registrant's Common Equity
               and Related Stockholder Matters               13
       Item 6. Selected Financial Data                       13
       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations 15
       Item 8. Financial Statements and Supplementary Data   21
       Item 9. Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure        22

PART III
       Item 10. Directors and Executive Officers of
                the Registrant                               22
       Item 11. Executive Compensation                       24
       Item 12. Security Ownership of Certain
                Beneficial Owners and Management             27
       Item 13. Certain Relationships and
                Related Transactions                         28

PART IV
       Item 14. Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                      29

                                      PART I

Item 1.,  Business

     Gold River Hotel & Casino Corporation, a Delaware corporation ("Gold River"), through its wholly-owned subsidiary, Gold River Operating Corporation, a Nevada corporation organized in August 1992 ("Gold River Operating") and, collectively with Gold River, ("the Company"), owns and operates the Gold River Gambling Hall & Resort (the "Casino Hotel") in Laughlin, Nevada.

     The facilities at the Casino Hotel are situated on approximately 35 acres in Laughlin, Nevada, with approximately 1,300 feet of frontage on the Colorado River and approximately the same frontage on the east side of Casino Drive, Laughlin's principal thoroughfare. The casino, which has approximately 71,000 square feet of space devoted to gaming, is located on two levels. While slot machines are the main attraction, the casino also offers patrons a variety of table games, a race and sports book with a seating capacity of approximately 120 and a bingo parlor with a seating capacity of approximately 300. The following table sets forth the numbers of licensed games or gaming devices at the Casino Hotel as of June 30, 1997.

Game or Gaming Device                                         Number
----------------------                                      ----------
  Slot Machines................................................1,185
  Craps............................................................3
  Roulette.........................................................3
  Blackjack ("21")................................................28
  Keno.............................................................1
  Race/Sports Book.................................................1
  Bingo............................................................1
  Caribbean Stud...................................................1
  Let it Ride......................................................1
  Other Games......................................................3

     The hotel offers 1,003 guest rooms, including eight suites. Approximately 778 of the guest rooms (including five of the suites) are located in a 25-story tower which was completed and opened to the public in May, 1990 and the balance are located in an adjoining three-story hotel structure which was completed and opened in 1984. The hotel offers its guests a variety of services and amenities including room service from the coffee shop, handicapped facilities, a video arcade, a gift shop, a car wash, an airport shuttle and free valet parking. A swimming pool overlooking a terraced walkway which runs the length of the property along the river's edge is also available to the hotel's guests. The hotel also offers a full-service health spa to hotel guests and the general public for a nominal fee. During the year ended June 30, 1997, the average occupancy rate for the Casino Hotel's standard rooms and suites was 84% compared with 87% for the preceding year. These percentages include occupancy on a complimentary basis, principally by the Casino Hotel's casino patrons. The average non-complimentary occupancy rate for the Casino Hotel's standard rooms and suites during the year ended June 30, 1997 was 76% compared with 74% for the preceding year.

     Dining and bar facilities are available on three levels in the Casino Hotel and include the Opera House Buffet (which has a seating capacity of approximately 400), Cafe Victoria (a garden cafe with a commanding view of the Colorado River and a seating capacity of approximately 195), Pasta Cucina (a bistro featuring Italian specialties with a seating capacity of approximately 140), and The Lodge (a steakhouse-style restaurant with a seating capacity of approximately
140). Additional dining options include Aunt B's Deli, Bakery and Ice Cream Parlor, and the Sub Station.

     Live entertainment is offered virtually every night in Cody's Saloon (which has a seating capacity of approximately 180). During the National Football League ("NFL") season Cody's has its Monday Night Football parties and Sunday NFL football games. The Fantasy Theater (which has a seating capacity of approximately 320) currently offers "Flash", a magical mystical adventure of illusion and magic.

     Parking for approximately 2,500 vehicles is available to the Casino Hotel's guests, including approximately 1,100 spaces located in a four-story parking garage adjacent to the Casino Hotel and approximately 1,400 surface parking spaces.

     The Casino Hotel is open 24 hours a day, every day of the year. Gold River does not consider business at the Casino Hotel to be highly seasonal, although the summer months and December are generally slower in terms of revenues and occupancy than other periods of the year. The casino is the focal point of operations and the primary source of revenues and income to the Casino Hotel. The hotel, food, beverage and other related services are integrated with, and intended to complement, the casino operation. For information concerning the respective contributions to total revenues of the Casino Hotel's major activities, see Items 7 and 8 of this Report.

     In connection with gaming at the Casino Hotel, a policy of stringent controls, cross-checks and recording of all receipts and disbursements is followed. The audit and cash controls developed and utilized at the Casino Hotel include the following: locked cash boxes, independent counters, checkers and observers to perform the daily cash and coin counts, floor observation of the gaming areas, closed-circuit television observation of certain areas, computer tabulations of receipts and disbursements for each of the slot machines, table and other games, and the rapid analysis and resolution of discrepancies or deviations from normal performance. The Casino Hotel adheres to a stringent credit policy which limits credit play in the casino to a minor portion of gaming activities. Casino receivables at the Casino Hotel were less than 1/2 of 1% of the Company's total assets at June 30, 1997 and 1996, and the annual bad debt expense is immaterial.

Marketing

     The marketing philosophy at Gold River is predicated on creating and implementing broad-based, proactive advertising, promotional and special event campaigns to position Gold River as one of the pre-eminent properties in Laughlin. A multi-media campaign depicts the amenities Gold River has to offer. The areas of concentration are: gaming, hotel, entertainment, special events, and restaurants. Specifically, Gold River has embarked on an advertising campaign to promote the Casino Hotel on television in Southern California and Arizona, augmented with newspaper and radio ads in these feeder markets as well as highway radio stations. In addition, travel agents are targeted for promotional literature as well as an extensive group sales effort directed by the in-house team.

     A comprehensive on-site package of posters, tent cards, door hangers, placemats, Guest Room Directory, banners, handouts and promotional in-room flyers are all used to feature the events and activities on property. Special promotional deals centered around free night stays are designed to increase room occupancy during soft periods, and encourage mid-week stay overs. "Amenity-specific" packages have been created focusing on Gold River's health club, Waverunner rentals and the availability of golf.

     Clientele principally, but not exclusively, comes to Gold River from Southern California, Nevada, Arizona and the surrounding areas of the Southwest. Gold River also pursues overnight bus tours (run by independent operators) as well as air charter business.

     With more than 8,000 square feet of flexible convention space, Gold River is positioned to cater to conventions and the private party market. Group sales, along with the banquet department, markets the property to conventions, golf groups, and special events.

     Gold River also participates in a series of city-wide events sponsored by the Laughlin Visitors Bureau in conjunction with the Las Vegas Convention and Visitors Authority. These include the Laughlin Desert Challenge-SCORE International Off-Road racing, Laughlin Riverflight Hot Air Balloon Festival, Laughlin Invitational Series Final-Professional Bull Riding, Laughlin Air Races- International Formula One Air Show, Laughlin Rodeo Days/Laughlin River Stampede PRCA Rodeo and Laughlin River Days.

Laughlin

     The Casino Hotel is located in Laughlin, Nevada, an unincorporated town on the banks of the Colorado River. Laughlin is situated in Clark County near the southern tip of Nevada, approximately 90 miles south of Las Vegas, 210 miles northwest of Phoenix, Arizona, and 240 miles northeast of Los Angeles, California. A bridge spanning the Colorado River connects Laughlin and Bullhead City, Arizona. The region, which is near Lake Mojave and contiguous to the Lake Mead National Recreation

Area, has long served as a destination point for desert and freshwater recreational activities for persons living in the major metropolitan areas of Southern California and Arizona. Historically, the Laughlin gaming market has been patronized by older tourists, including retirees, who drive to Laughlin. Many of the Casino Hotel's guests are attracted by the prices charged for rooms, food and entertainment at establishments in Laughlin, which are generally lower than those charged in the hotels and casinos of Las Vegas.

     The Laughlin-Bullhead City International Airport completed an expansion in August 1994 and can now accommodate wide-body commercial passenger airline traffic. Air service to the Laughlin area is currently available on commuter and charter airlines. The commuter airline service is limited and the charter service is sporadic. Sun Country, Sun West, America West Express and Sun Pacific are currently flying into the Laughlin-Bullhead City International Airport

Competition

     The Casino Hotel competes directly with nine other casino properties located in Laughlin, Nevada, and one eight miles south of Laughlin. Nine of these properties have hotel facilities and all offer a variety of food, entertainment and gaming activities. Laughlin has in the past experienced significant expansion of its hotel and casino capacities, including an over 100% increase in the number of available hotel rooms since January 1, 1990. Most recently 300 rooms were constructed on the Native American competing facility eight miles south of Gold River which has substantially increased the competition within a declining Laughlin market. Such increased competition has been reflected by a reduction of the Casino Hotel's average daily paid room rate which was $20.60 during the year ended June 30, 1997 as compared to $21.58 for the prior fiscal year.

     In addition to competition from local hotels and casinos, Laughlin properties in general, and the Casino Hotel, in particular, compete with casinos and hotels in Las Vegas that attract a significant percentage of their patrons from the same markets. During the fiscal year ended June 30, 1997, the Laughlin gaming market experienced a decline of approximately 5% in gaming revenues, which is the fourth consecutive year of declines. The Company believes that the decline in the Laughlin gaming market is primarily due to increased competition from Las Vegas where large, highly publicized destination type resorts added rooms during 1997 and 1996 totaling over 13,000. The critical mass of the Laughlin hotel/casino market has been redefined with the addition of almost 2,100 rooms in three years representing an approximately 20% increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for a more detailed comparison of Gold River's performance as compared to other Laughlin hotel casinos.

     The Casino Hotel also competes with casino and hotel establishments located along Interstate 15, from the California-Nevada border to the Nevada-Utah border. The Casino Hotel also encounters gaming competition by Native American tribes in Southern California and Arizona. Other Native American tribes have established gaming at additional locations increasing the circle of competition around Laughlin.

     Gaming has expanded dramatically in the United States in recent years. This growth has been reflected in various forms including low-limit, land-based casinos, state-sponsored lotteries, off-track wagering, card parlors, riverboats and Native American gaming ventures. Since 1990, when there were casinos in only three states (excluding casinos on Native American lands), gaming has spread to a number of states and still other states are considering the legalization of casino gaming in specific geographic areas within their jurisdictions. The competitive impact on Nevada gaming establishments, in general, and the Company's operations, in particular, from the continued growth of gaming in jurisdictions outside of Nevada cannot be determined. The Company believes that the introduction of casino gaming in areas close to Nevada, such as California and Arizona, has adversely impacted the Company's operations.

Regulation and Licensing

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulations. The ownership of the Casino Hotel and the property's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the Clark County Liquor and Gaming Licensing Board (the "CCLGLB"). The Nevada Commission, the Nevada Board, and the CCLGLB are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Casino Hotel and its gaming operations.

     Gold River Operating, which operates the Casino Hotel, is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. Gold River is registered by the Nevada Gaming Authorities as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of profits from, Gold River Operating without first obtaining licenses and approvals from the Nevada Gaming Authorities. Gold River and Gold River Operating have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Gold River or Gold River Operating in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Gold River Operating must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities. Officers, directors and key employees of Gold River who are actively and directly involved in the gaming activities of Gold River Operating may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to continue having a relationship with Gold River or Gold River Operating, the companies involved would have to sever all relationships with such person. In addition, the Nevada Gaming Authorities may require Gold River or Gold River Operating to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or initial licensing decisions are not subject to judicial review in Nevada.

     Gold River and Gold River Operating are required to submit detailed financial and operating reports to the Nevada Gaming Authorities.
Substantially all material loans, leases, sales of securities and similar financing transactions by Gold River Operating, must be reported to, or approved by, the Nevada Gaming Authorities.

     If it was determined that the Nevada Act was violated by Gold River Operating, the gaming license it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Gold River Operating, Gold River and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Casino Hotel and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Casino Hotel) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Gold River's and Gold River Operating's gaming operations.

     Any beneficial holder of Gold River's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of Gold River's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of Gold River's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of Gold River's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10% but not more than 15% of Gold River's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of Gold River, any change in Gold River's corporate charter, bylaws, management, policies or operations of Gold River or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding Gold River's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner.
Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Gold River is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Gold River or Gold River Operating, Gold River (i) pays that person any dividend or interest upon voting securities of Gold River, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:
(i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     Gold River is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Gold River is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require Gold River's stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on Gold River.

     Gold River may not make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     Changes in control of Gold River through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior investigation by the Nevada Board and approval of the transaction by the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

     In connection with the pending applications of Paulson filed with the Nevada Board and the Nevada Commission for approval of an acquisition of control of Gold River for findings of suitability as the sole officer, director and shareholder of Gold River and for licensure as the sole officer, director and shareholder of Gold River Operating (collectively, the "Paulson Applications"), the Nevada Board on September 10, 1997, unanimously recommended to the Nevada Commission that it approve such Paulson Applications at its next regular meeting on September 25, 1997. Accordingly, upon the effectiveness of the Nevada Commission's orders of deregistration, Gold River Partners L.P. will no longer be subject to the jurisdiction or regulatory control of the Nevada Gaming Authorities, and Gold River will be regulated by the Nevada Gaming Authorities as a privately-held holding company.

     Further, the Company anticipates that the Paulson Applications will thereafter be considered by the CCLGLB at its next regular meeting scheduled for September 30, 1997. Accordingly, the Revesting Date described in the Plan will occur on October 14, 1997.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada's gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates;
(ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before Gold River can make exceptional repurchases of voting securities above the current market price thereof and before a corporation's acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by Gold River's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by the Casino Hotel where certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments or merchandise.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

     The sale of alcoholic beverages by the Casino Hotel is subject to licensing, control and regulation by the CCLGLB. All licenses are revocable and are not transferable. The CCLGLB has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Casino Hotel.

Employees

     Approximately 1,052 persons were employed at the Casino Hotel at June 30, 1997. None of the current employees at the Casino Hotel are covered by a collective bargaining agreement. The Company believes that employee relations at the Casino Hotel are satisfactory.

Item 2.  Properties

     Gold River Operating owns approximately 35 acres of land in Laughlin, Nevada, consisting of (i) 17.9 acres, with approximately 1,300 feet of frontage on the Colorado River and on the east side of Casino Drive (the "River Front Parcel") on which is located the Casino Hotel, and (ii) 17.3 acres of land with approximately 2,000 feet of frontage on the west side of Casino Drive across from the River Front Parcel (the "West Parcel"). The River Front Parcel, the West Parcel and the Casino Hotel secure substantially all of Gold River's long term debt.

     Gold River Operating also owns the buildings, improvements, equipment and related facilities comprising the Casino Hotel. The Casino Hotel includes approximately 1,003 guest rooms (including eight suites) and approximately 71,000 square feet of casino space. Dining and bar facilities are available on three levels in the Casino Hotel and include the Opera House Buffet (which has a seating capacity of approximately 400), Cafe Victoria (a garden cafe with a commanding view of the Colorado River and a seating capacity of approximately 195), Pasta Cucina (a bistro featuring Italian specialties with a seating capacity of approximately 140), and The Lodge (a steakhouse-style restaurant with a seating capacity of approximately 140). Facilities also include Aunt B's Deli, Bakery and Ice Cream Parlor, and the Sub Station. Parking for approximately 2,500 vehicles is available to guests, including approximately 1,100 spaces located in a four-story parking garage adjacent to the hotel/casino and approximately 1,400 surface parking spaces.

Item 3.  Legal Proceedings

     The Company's February 9, 1996 voluntary Chapter 11 petition filing contemplated restructuring the Company's debt plus accrued interest.
The Plan as confirmed by the Bankruptcy Court has the holders of the Company's mortgage notes ("Bondholders") exchanging their interest in the principal amount of the Company's debt of $75,000,000 and accrued interest of approximately $10,980,000 for all of the Company's equity. Mr. Paulson will acquire all of the New Mortgage Notes and receive 100% of the new Gold River stock and become the sole shareholder of the reorganized Company, upon receipt of the required approval from the Nevada Gaming Authorities. The Company's current Series A common stock and Series B common stock will be canceled and new common stock issued.

     The McCarthy $5,000,000 Note, which is secured by a Deed of Trust on the hotel's real property, plus accrued interest thereon has been acquired by Mr. Paulson. This $5,750,000 promissory note payable to Mr. Paulson will bear interest at eleven percent (11%) per annum and mature
 .sixty (60) months after the Revesting Date. Interest on the outstanding principal balance shall be due and payable semi-annually, in arrears commencing six (6) months after the Revesting Date which is expected to occur on October 14, 1997.

     The Bankruptcy Court entered its order confirming the Plan on March 4, 1997. Distributions to class 8 and 9 (first of four semi-annual payments) general unsecured creditors were made on March 27, 1997 and March 31, 1997. On September 30, 1997 the second semi-annual payment on the class 9's was made. A Bankruptcy Court hearing is scheduled for October 9, 1997 which should finalize certain other claims objections. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.

     In connection with the pending applications of Paulson filed with the Nevada Board and the Nevada Commission for approval of an acquisition of control of Gold River for findings of suitability as the sole officer, director and shareholder of Gold River and for licensure as the sole officer, director and shareholder of Gold River Operating (collectively, the "Paulson Applications"), the Nevada Board on September 10, 1997, unanimously recommended to the Nevada Commission that it approve such Paulson Applications at its next regular meeting on September 25, 1997. Accordingly, upon the effectiveness of the Nevada Commission's orders of deregistration, Gold River Partners L.P. will no longer be subject to the jurisdiction or regulatory control of the Nevada Gaming Authorities, and Gold River will be regulated by the Nevada Gaming Authorities as a privately-held holding company.

     Further the Paulson Applications were considered by the CCLGLB at its meeting on September 30, 1997. Accordingly, the Revesting Date described in the Plan will occur on October 14, 1997.

     The Company and approximately 40 other major casino operators, as well as Griffin Investigations and Surveillance Information Network have been named as defendants in an action entitled Thomas Hyland v. Griffin Investigations, et al., (filed on August 23, 1995) (the "Action") in the United States District Court for the District of New Jersey, Camden Division. The Action was brought under the Sherman Act, the Fair Credit Reporting Act, and common law fraud and seeks unspecified compensatory and punitive damages from the defendants. The complaints allege that the defendants took part in a combination and conspiracy among the casinos in the United States to refuse to deal blackjack to blackjack players identified as "card counters" by Griffin Investigations monthly publication the "Griffin Book"; by Surveillance Information Network; as well as by other "informal" communication amongst the various casinos in the United States. The Company believes that plaintiffs' allegations are without merit, and it intends to defend the Action vigorously.

     The Company and approximately 40 other major casino operators, as well as various manufacturers and distributors of video poker and electronic slot machines, have been named as defendants in actions entitled William H. Poulos v. Caesars World, Inc., et al., (filed on April 26, 1994) and William Ahern v. Caesars World, Inc., et al., (filed on May 10, 1994) (collectively the "Actions") in the United States District Court for the Middle District of Florida, Orlando Division. Both Actions were brought under the Racketeer Influenced and Corrupt Organizations Act ("RICO") as well as claims of common law fraud, unjust enrichment and negligent misrepresentation and seeks damages in excess of $1 billion. The complaints allege that the defendants took part in a scheme intended to induce people to play video poker and electronic slot machines based on false beliefs concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The Company believes that plaintiffs' allegations are without merit, and it intends to defend the Actions vigorously.

     Both actions above were stayed as to the Company by the filing of the Chapter 11 bankruptcy petition on February 9, 1996. Since these claims arose pre-petition , they will have to be asserted through the Chapter 11 proceedings, which has not been done. These actions will be discharged on the Revesting Date.

     The Company and approximately 80 other major casino operators were named defendants in a patent infringement action against Shuffle Master, Inc. by Progressive Games, Inc. The action entitled Progressive Games, Inc. v. Shuffle Master, Inc. et al. was filed in June 1996 in the United

States District Court for the District of Nevada. In its summons and complaint, Progressive Games, Inc. alleges that by participating in Let it Ride( the Tournament( the Company infringed on two of the plaintiff's patents. These same alleged infringement claims are the subject of another lawsuit that has been pending since January 1995. Pursuant to the Let it Ride( the Tournament( license agreement, Shuffle Master, Inc. will defend, indemnify and hold harmless the Company in this litigation. The Mississippi Court in February, 1997 denied Progressive's motion for preliminary injunction. In April, 1997 the Court issued a written Order and Memorandum explaining the basis for its decision. Shuffle Master is awaiting the Courts decision on its motion for summary judgment. In June, 1997 Shuffle Master filed a counter claim against Progressive seeking compensatory and punitive damages and alleging claims for abuse of process, unfair competition, antitrust, and tortious interference with prospective business advantage.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                              PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

     There is no established public trading market for Gold River's Series B Common Stock. The market value of Gold River's common stock can not be determined since the Company is not aware of any trades in fiscal year 1997 or the quarter ended September 30, 1997. Gold River Partners Limited Partnership is the sole record holder of Gold River's Series A Common Stock. No public trading market for the Series A or Series B Common Stock will develop due to their cancellations under the terms of the bankruptcy reorganization plan.

     Gold River does not expect to pay any dividends on its Common Stock in the foreseeable future. Further, the Indenture for Gold River's $75,000,000 principal amount of New Mortgage Notes due August 31, 1999 prohibits the payment of dividends by Gold River.

Item 6.  Selected Financial Data

     The following tables set forth selected financial information on a historical basis for Gold River as of and for the fiscal years ended June 30, 1997, 1996, 1995, and 1994, as of and for the ten months ended June 30, 1993 and as of August 31, 1992, and for the eight months ended August 31, 1992 for its predecessor, Goldriver (or the "Predecessor Partnership").


                                                          Predecessor
                          Gold River (a)                  Partnership
_________________________________________________________ ___________

                                             Ten Months   Eight Months
                                                ended        ended
                    Year ended June 30,        June 30      August 31,
_______________________________________________________________________
             1997   1996   1995   1994         1993           1992
Statements of
Operations Data:(AMOUNTS IN THOUSANDS, Except per share data) (AMOUNTS
                                                                 IN
                                                              THOUSANDS)
Total Operating
Revenues $ 45,025 $ 48,871     $ 56,477  $ 64,202  $ 51,162 $ 37,690
____________________________________________________________ ___________
Net Loss $(1,867) $(70,340)(c) $ (5,631) $ (4,396)$ (2,993) $ (2,556)(b)
____________________________________________________________ ___________
Net Loss
Per Share $ (1.06)  $ (39.94)   $ (3.20)  $ (2.50) $ (1.70)       N/A
____________________________________________________________ ___________

                                                             Predecessor
                        Gold River (a)                       Partnership
________________________________________________________________________
                          At June 30,                     At August 31,
                1997     1996     1995     1994    1993        1992
________________________________________________________________________
Balance Sheet
Data:
________________________________________________________________________
Total Assets $ 34,994  $ 35,926  $ 96,833  $ 102,212 $ 104,526 $ 107,096
________________________________________________________________________
Long-Term Debt
(including
current portion) $ 81,671 $ 80,761 $ 78,968 $ 78,854  $ 77,736 $ 77,193
________________________________________________________________________
Equity
(Deficiency)    $(63,073) $(61,206) $ 9,134 $ 14,765 $ 19,161 $ 22,154
________________________________________________________________________

(a) Gold River is the successor in interest to Goldriver, the former owner of the Casino Hotel, pursuant to a Chapter 11 Plan of Reorganization. See Note 2 to the Consolidated Financial
     Statements of Gold River Hotel & Casino Corporation included in
     Item 8 of this Report.

(b) The net loss for the eight months ended August 31,1992 reflects a decrease in depreciation expense due to the writedown of assets at December 31, 1991. Net loss for the ten months ended June 30, 1993 reflects a decrease in depreciation expense due to the revaluation of assets in accordance with the principles of fresh start reporting.

(c) The net loss for the year ended June 30, 1996 includes a recognized loss on permanent impairment of assets in the amount of $59,060,000. There was no accrual of interest on the 13 7/8% First Mortgage Bonds due May 1, 1997 or other unsecured debt subsequent to February 9, 1996. If accrued, interest expense from February 10, 1996 through June 30, 1996 would have totaled $3,753,000 and interest expense for the year ended June 30, 1996 would have totaled $9,603,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Year Ended June 30, 1997 Compared to the Year Ended June 30, 1996

     Gold River's loss from operations before loss on permanent impairment of assets decreased $947,000 during the year ended June 30, 1997, as compared to the year ended June 30, 1996.

     Gold River's revenues net of promotional allowances decreased $3,846,000 or approximately 8% during the year ended June 30, 1997, as compared to the prior year. Such decrease is primarily the result of decreases in casino revenues of $3,707,000 or approximately 11%; food and beverage revenues of $451,000 or approximately 4%; and room revenues of $929,000 or approximately 13%; and an offsetting increase in other revenues of $139,000 or approximately 6%; and a reduction in promotional allowances of $1,102,000 or approximately 21%.

     Management believes that the decline in Laughlin market revenues is, in part, a result of the expansion of gaming activities in the United States in recent years. Laughlin properties have been further impacted by the circle of competition from Southern Nevada (Las Vegas, Mesquite and the California-Nevada border corridor along Interstate 15 into Las Vegas), Southern California and Arizona. The critical mass of the Laughlin hotel/casino market has been redefined with the addition of almost 2,100 rooms in three years representing an approximately 20% increase. The intense competition within the Laughlin market and Gold River's inability to enhance its facilities to better serve the customer has resulted in a loss of market share and revenues therefrom.

     The approximately 11% decrease in casino revenues for the year ended June 30, 1997, as compared to the prior year, reflects, in part, the overall downturn in gaming revenue of 5% in comparison to the year ended June 30, 1997 experienced by the Laughlin market and, in part, the gain in market share by properties that have added hotel rooms. Gold River's slot revenue decreased $2,077,000 or approximately 8% for the year ended June 30, 1997, as compared to the prior year. Table games revenues decreased $1,224,000 or approximately 25% for the year ended June 30, 1997, as compared to the prior year. This was the result of a decrease in table games "play" of approximately 26%, and a decline in table games "hold". Additionally, other gaming revenues (composed of Keno, Bingo, Poker, and the Race/Sports books) also declined $406,000 or approximately 16% for the year ended June 30, 1997, as compared to the prior year.

     As a part of normal customer relations, Nevada resorts typically provide beverages without charge to customers who are playing the various casino games. Additionally Nevada resorts typically provide hotel accommodations, food and/or beverages to selected customers either without charge or at reduced rates ("complimentaries"). The retail value of such services is included in the respective revenue classifications and is then deducted as a promotional allowance. Gold River's policy regarding extending discretionary complimentaries is designed to ensure that such complimentaries are only offered to customers who exhibit a level of gaming play in an amount sufficient to warrant the extension of complimentaries. As a result, Gold River has been increasingly selective in the extension of complimentaries.
Because the retail value of complimentaries was included in its reported revenues, there was a corresponding decrease in Gold River's room, food and beverage revenues as a result of the reduction of approximately $1,102,000 in complimentaries extended under this new policy.

     During the year ended June 30, 1997, beverage revenues decreased $271,000 or approximately 8%, as compared to the prior year, generally as a result of a decrease in casino traffic. Food revenues decreased $180,000 or approximately 2%, primarily as a result of a decrease in the number of customers served of approximately 7%.

     The $929,000 or approximately 13% decrease in room revenues during the year ended June 30, 1997, as compared to the prior year, is the result of decreases in the average room rate of approximately 9% and approximately 13,000 in the number of occupied rooms for the year. During the year ended June 30, 1997 Gold River's hotel room occupancy was 84% as compared to 87% during the prior year.

     The increase of $139,000 or approximately 6% in other revenues during the year ended June 30, 1997, as compared to the prior year, is primarily due to increases in arcade revenues of $32,000, health spa revenues of $33,000, and miscellaneous revenues of $271,000 which offset decreases in retail revenues of $163,000 and telephone revenues of $34,000.

Costs and Expenses

     Operating expenses were $46,368,000 during the year ended June 30, 1997 as compared to $51,161,000 during the year ended June 30, 1996, a decrease of $4,793,000 or approximately 9%.

     The $1,390,000 or approximately 8% decrease in casino expense is primarily the result of decreases of $465,000 in gaming taxes, $538,000 in casino personnel costs and $757,000 in the estimated cost of providing rooms, food and beverages to customers without charge; offset by increases of $268,000 in slot club cash awards and $102,000 in other casino department expenses.

     The $300,000 or approximately 4% decrease in food and beverage expenses is primarily the result of decreases of $224,000 in the cost of sales, and $355,000 in personnel costs; offset by a $11,000 increase in other food and beverage expenses and a $268,000 decrease in the estimated cost of providing food and beverage to customers without charge (Note: the estimated cost of providing food and beverage to customers without charge is allocated to the casino department. Consequently, a decrease in such amount results in an increase in food and beverage departmental expenses).

     The $434,000, or approximately 11%, increase in room expenses is primarily attributable to increases in, hotel materials and supplies of $39,000 and a $479,000 decrease in the estimated cost of providing rooms to customers without charge (Note: the estimated cost of providing rooms to customers without charge is allocated to the casino department. Consequently, a decrease in such amount results in an increase in hotel departmental expenses) offset by a decreases of approximately $61,000 in cost of personnel and $23,000 "other" hotel expenditures.

     The $916,000 or approximately 9% decrease in selling, general and administrative expense during the year ended June 30, 1997 in comparison to the prior year is attributable largely to decreases in professional and consulting services of approximately $517,000, in personnel costs of approximately $108,000, in other selling, general and administrative expenses of approximately $291,000.

     The decrease of $3,228,000 in depreciation and amortization expense during the year ended June 30, 1997 as compared to the prior year is due to the revaluation of the Company's property and equipment.

     The $173,000, or approximately 5%, decrease in maintenance and utilities expense during the year ended June 30, 1997 as compared to the prior year is primarily the result of a decrease of $145,000 in utilities, $67,000 in personnel costs and an increase of $39,000 in other maintenance expenses.

     Professional fees related to debt restructuring were $1,464,000 during the year ended June 30, 1997 as compared to $717,000 during the prior year.

     The $230,000 decrease in note discount amortization and $2,419,000 decrease in unamortized note discount are due to their elimination in the year ended June 30, 1996.

     The $5,817,000 decrease in interest expense is attributable to the Company's Chapter 11 filing and reflects the ceasing of the interest accrual on the New Mortgage Notes for the entire year.

Results of Operations

The Year Ended June 30, 1996 Compared to the Year Ended June 30, 1995

Revenues

     Gold River's income from operations before loss on permanent impairment of assets decreased $6,615,000 during the year ended June 30, 1996, as compared to the year ended June 30, 1995.

     Revenues, net of promotional allowances, decreased $7,606,000, or 13%, during the year ended June 30, 1996, as compared to the prior year. Such decrease was primarily the result of decreases in casino revenues of $6,653,000, or 16%; food and beverage revenues of $1,339,000, or 11%; room revenues of $520,000, or 7%; and an increase in other revenues of $42,000, or 2%; and an offsetting reduction in promotional allowances of $864,000, or 14%.

     Management believes that the decline in Laughlin market revenues is, in part, a result of the expansion of gaming activities in the United States in recent years. Laughlin properties have been further impacted by the circle of competition from Southern Nevada (Las Vegas, Mesquite and the California-Nevada border corridor along Interstate 15 into Las Vegas), Southern California and Arizona. The critical mass of the Laughlin hotel/casino market has been redefined with the addition of almost 2,100 rooms in two years representing an approximately 20% increase. The intense competition within the Laughlin market and Gold River's inability to enhance its facilities to better serve the customer has resulted in a loss of market share and revenues therefrom.

     Gold River's slot revenue decreased $5,595,000 or approximately 18% for the year ended June 30, 1996, as compared to the prior year. Table games revenues decreased $1,098,000 or approximately 18% for the year ended June 30, 1996 as compared to 1995. This was the result of a decrease in table games "play" of approximately 12%, which was partially offset by a 10% increase in table games "hold" percentage in the year ended June 30, 1996.

     As a part of normal customer relations, Nevada resorts typically provide beverages without charge to customers who are playing the various casino games. Additionally Nevada resorts typically provide hotel accommodations, food and/or beverages to selected customers either without charge or at reduced rates ("complimentaries"). The retail value of such services is included in the respective revenue classifications and is then deducted as a promotional allowance. Gold River's policy regarding extending discretionary complimentaries is designed to ensure that such complimentaries are only offered to customers who exhibit a level of gaming play in an amount sufficient to warrant the extension of complimentaries. As a result, Gold River has been increasingly selective in the extension of complimentaries.
Because the retail value of complimentaries was included in its reported revenues, there was a corresponding decrease in Gold River's room, food and beverage revenues as a result of the reduction of approximately $864,000 in complimentaries extended under this new policy.

     During the year ended June 30, 1996 beverage revenues decreased $581,000, or 15%, as compared to the prior year, generally as a result of a reduction of the charge for complimentaries and a decrease in the number of complimentary customers served. Food revenues decreased $758,000 or 9%, primarily as a result of a decrease in the number of complimentary customers served.

     The $520,000, or 7%, decrease in room revenues during the year ended June 30, 1996, as compared to the prior year, was the result of decreases in occupancy of 5%, in the average paid room rate of 1% or approximately twenty-six-cents per room, offset by an increase in complimentary room revenues of $70,000.

     The increase of $42,000 in other revenues during the year ended June 30, 1996, as compared to the prior year, was primarily due to increases in retail revenues of $51,000, in arcade revenues of $15,000, and in miscellaneous revenues of $31,000, which more than offset decreases in telephone and health spa revenues of $17,000 and $39,000, respectively.

Costs and Expenses

     Partly as a result of Gold River's cost reduction program, operating expenses before impairment loss were reduced by $1,060,000, or 2%, during the year ended June 30, 1996 as compared to the prior year. The $1,060,000 reduction was the result of decreases in payroll of $731,000 as a result of a reduction in the number of employees; benefits and taxes of $203,000. Such cost decreases were partially offset by increases of $360,000 in depreciation and $574,000 in other operating costs.

     The $877,000, or 5%, decrease in casino expense was primarily the result of decreases of $487,000 in gaming taxes, $332,000 in casino personnel costs, $480,000 in the estimated cost of providing rooms, food and beverages to customers without charge, offset by an increase of $422,000 in other casino expenses.

     The $97,000 decrease in Other operating departments expenses during the year ended June 30, 1996, as compared to the prior year, was primarily due to decreases in retail expenses of $37,000, in telephone expenses of $13,000, and health spa expenses of $50,700, which more than offset an increase in arcade expenses of $4,000.

     The $498,000, or approximately 5%, decrease in selling, general and administrative expense during the year ended June 30, 1996 in comparison to the prior year was attributable largely to decreases of $140,000 in personnel costs, $577,000 in property taxes and $93,000 in insurance costs, offset by an increase of $312,000 in other costs.

     The increase of $429,000 in depreciation and amortization expense during the year ended June 30, 1996 as compared to the prior year was due to the additional depreciation attributable to equipment acquired subsequent to June 30, 1995.

     The $2,419,000 increase in unamortized note discount and $209,000 decrease in note discount amortization is attributable to the Company's Chapter 11 filing and reflects the ceasing of the interest accrual on the New Mortgage Notes for the entire year.

Liquidity and Capital Resources

     At June 30, 1997, Gold River had $4,474,000 in cash available for operating requirements, future debt service and capital expenditures. Growth in cash flows from operations is necessary for Gold River to meet its debt service requirements and to fund any additional capital expenditures.

     The Company's February 9, 1996 voluntary Chapter 11 petition filing contemplated restructuring the Company's debt plus accrued interest.
The Plan as confirmed by the Bankruptcy Court has the holders of the Company's mortgage notes ("Bondholders") exchanging their interest in the principal amount of the Company's debt of $75,000,000 and accrued interest of approximately $10,980,000 for all of the Company's equity. Mr. Paulson who will acquire all of the New Mortgage Notes will receive 100% of the new Gold River stock and become the sole shareholder of the reorganized Company, upon receipt of the required approval from the Nevada Gaming Authorities. The Company's current Series A common stock and Series B common stock will be canceled and new common stock issued. The Company will be deregistered as a publicly held corporation, and become privately held by Mr. Paulson.

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

     The Bankruptcy Court entered its order confirming the Plan on March 4, 1997. Distributions to class 8 and 9 (first of four semi-annual payments) general unsecured creditors were made on March 27, 1997 and March 31, 1997. On September 30, 1997 the second semi-annual payment on the class 9's was made. Pre-petition liabilities of the Company as of February 9, 1996 are reflected in the June 30, 1996 and June 30, 1997 balance sheets as "Liabilities Subject To Compromise". Additional claims (liabilities subject to compromise) have arisen subsequent to the filing date as a result of executory contract rejections, including leases, and from determination of allowed claims for contingencies and other disputed amounts. Liabilities incurred subsequent to the filing date of February 9, 1996 are reported in the accompanying June 30, 1996 and June 30, 1997 balance sheets as "Liabilities Not Subject To Compromise". The Company will continue to conduct its business as usual under the supervision of the Bankruptcy Court while it awaits the Revesting Date and emerging from bankruptcy.

     The financial statements do not include all of the consequences of the proceedings under Chapter 11. Particularly, such financial statements do not purport to show, with respect to the reorganization proceedings, (1) the realizable value of assets on a liquidation basis or their ability to satisfy liabilities, (2) the total amount of liabilities and contingencies which may be allowed, or the status and priority of such liabilities and contingencies, (3) the effect upon the Company's equity accounts of the reorganization, (4) as to operations, the effect of any changes that may be made to the Company's business, pursuant to the Plan. The Company's (or its successor's) ability to continue as a going concern is dependent upon its:

  (1) Obtaining approval of the Plan by the Bankruptcy Court and certain creditor categories, which was obtained on February 26, 1997.

  (2) Obtaining the requisite regulatory approvals required by the State of Nevada, including approvals by the gaming authorities, which were obtained as of September 30, 1997.

  (3) Obtaining sufficient cash to fund all distributions and cash reserves required at the Effective Date which was completed on March 31, 1997 and Revesting Date which will be completed on October 14, 1997.

  (4) Achieving profitable operations and sufficient cash flows to meet future obligations required by the Plan.

     The consolidated financial statements do not include all adjustments that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, during the fiscal years ended June 30, 1997 and 1996, Gold River incurred net losses of $1,867,000 and $70,340,000 (which in 1996 includes a recognized loss on permanent impairment of assets of $59,060,000) respectively. The Company's current liabilities exceeded its current assets at June 30, 1997 and June 30, 1996 by $85,178,000 and $90,281,000, respectively.

     All of the conditions necessary for the Effective Date to occur have been satisfied. The conditions satisfied as of the Effective Date are:

  1)     The Confirmation Order is final.
  2) Paulson contribution's to acquire the remaining approximate 9% of the New Mortgage Notes and the McCarthy Promissory Note have been made.
  3) The Debtors have made initial class 8 and 9 general unsecured creditors payments and made on May 28, 1997 the payments necessary as a result of the May 12, 1997 Bankruptcy Court hearing which finalized additional claims objections.
  4) Sufficient cash is available to fund the Debtors normal working capital and minimum gaming reserve requirement.

     Since the Bankruptcy filing, the Company, other than its payment obligations for debt service, has had sufficient cash flows to met its obligations as they have occurred. In management's opinion, the significant reduction or elimination of debt service should ensure the viability of the Company's future operating results. The Company believes that it will be able to meet it's obligations, other than debt service noted above, when they become due. The Debtors cash is sufficient to fund the remaining three (3) semi-annual class 9 general unsecured payments and all other distributions necessary under the Plan.

     As of the date of filing this report on Form 10-K, the Company has engaged various professionals with the approval of the Bankruptcy Court. In addition, the Bankruptcy Court has approved the Noteholder's and official unsecured creditors employment of professionals that are compensated by the Company. As a result, the Company has incurred $1,464,000, for the fiscal year ended June 30, 1997 for these professional and related Bankruptcy costs. The Company believes that subsequent to June 30, 1997 additional costs connected with the Chapter 11 filing will have some impact in the short term on Gold River's ability to meet its normal and ordinary obligations as they occur. The financial statements for the year ended June 30, 1997 do not reflect all the professional and related Bankruptcy costs or adjustments necessary to finalize the Plan. The Plan implementation, including the Revesting Date which will occur on October 14, 1997, when the Company emerges from bankruptcy will require approximately $500,000 for additional professional and related Bankruptcy costs that will be paid or accrued until the Revesting Date occurs on October 14, 1997. Mr. Paulson has indicated a willingness to make additional investments in property up-grades which will be quantified and determined after he takes control on October 15, 1997.

Forward-Looking Statements/ Risk Factors

     Certain matters discussed in this Report may be forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the risk factors set forth below. The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected from time to time:

     1. Declining demand or downward pricing pressure for the Company's products or services as a result of general or specfic economic conditions and new competition causing a reduction of demand for Gold River's products or services.

     2. Competitive factors including, but not limited to, the Company's limitations respecting financial resources and its ability to compete against companies with substantially greater resources.

     3. The Company's ability to control the amount of operating expenses and/or the impact of any non-recurring or unusual items resulting from the Company's continuing evaluation of its strategies, plans, organizational structure and asset valuations.

     4. The cost and effects of legal and administrative proceedings including Chapter 11 Bankruptcy Reorganization particularly. those described in Notes 1 and 7 of Notes to Consolidated Financial Statements contained in this Report and claims made by or against the Company.

     5. The adoption of new, or changes in existing accounting policies and practices.

Item 8.  Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                   Page

Independent Auditors' Report                                         F-1

Consolidated Balance Sheets
   June 30, 1997 and 1996                                            F-2

Consolidated Statements of Operations
   Years Ended June 30, 1997, 1996 and 1995                          F-3

Consolidated Statements of Changes in
   Shareholders' Equity (Deficiency)
   Years Ended June 30, 1997, 1996 and 1995                          F-4

Consolidated Statements of Cash Flows
   Years Ended June 30, 1997, 1996 and 1995                          F-5

Notes to Consolidated Financial Statements                           F-6

         INDEPENDENT AUDITORS' REPORT

Gold River Hotel & Casino Corporation
(d.b.a. Gold River Gambling Hall & Resort)
Las Vegas, Nevada

We have audited the accompanying balance sheets of Gold River Hotel & Casino Corporation (Debtor-in-Possession), (the "Company") as of June 30, 1997 and 1996, and the related statements of operations, changes in shareholders' equity (deficiency), and of cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Gold River Hotel & Casino Corporation at June 30, 1997 and 1996 , and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or
(d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company's recurring losses from operations, negative working capital, and shareholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.




DELOITTE & TOUCHE LLP

Las Vegas, Nevada
October 10, 1997

                      GOLD RIVER HOTEL & CASINO CORPORATION
                    (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                               (DEBTOR IN POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
________________________________________________________________________

                                             June 30,           June 30,
ASSETS                                         1997               1996
                                             -------           --------
                                       (in thousands, except share data)
CURRENT ASSETS:
  Cash and cash equivalents                 $  4,474           $  4,200
  Accounts receivable, net                       254                457
  Inventories                                    532                597
  Prepaid expenses and other                   1,340              1,328
                                             -------            -------
    Total Current Assets                       6,600              6,582
                                             -------            -------

PROPERTY AND EQUIPMENT - NET                  28,268             29,000
                                             -------            -------

DEPOSITS                                         126                344
                                             -------            -------

    TOTAL                                   $ 34,994           $ 35,926
                                             =======            =======

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  LIABILITIES NOT SUBJECT TO COMPROMISE:
    Current portion of long-term debt       $    382           $    -
    Accounts payable                           2,601              2,135
    Accrued liabilities
      Payroll and related                      1,184                908
      Other                                    1,462                889
                                             -------            -------
      Total Current Liabilities
        Not Subject To Compromise              5,629              3,932
                                             -------            -------

  LIABILITIES SUBJECT TO COMPROMISE:
  Accounts payable                               -                1,089
  Interest payable                            11,149             11,350
  Long-term debt - current by its terms          -                  492
  Notes subject to demand for acceleration    75,000             80,000
                                             -------            -------
     Total Current Liabilities
       Subject To Compromise                  86,149             92,931
                                             -------            -------
LONG-TERM DEBT                                 6,289                269
                                             -------            -------
    TOTAL LIABILITIES                         98,067             97,132
                                             -------            -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
  Preferred Stock - Series A, $.01 par value
    Authorized 500,000 shares;
    no shares issued and outstanding             -                  -

  Preferred Stock, $.01 par value
    Authorized 500,000 shares;
    no shares issued and outstanding             -                   -

  Common Stock - Series A, $.01 par value
    Authorized 1,733,580 shares; issued and
    outstanding 581,194 shares                     6                  6

  Common Stock - Series B, $.01 par value
    Authorized 2,913,580 shares; issued and
    outstanding 1,179,750 shares                  12                 12

  Additional paid-in-capital                  22,136             22,136

  Accumulated deficit                        (85,227)           (83,360)
                                             -------             -------
     Total Shareholders' Deficiency          (63,073)           (61,206)
                                             -------             -------

      TOTAL                                 $ 34,994            $ 35,926
                                             =======             =======

The accompanying notes are an integral part of these consolidated financial statements

                          GOLD RIVER HOTEL & CASINO CORPORATION
                        (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                                   (DEBTOR IN POSSESSION)
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Years Ended June 30, 1997, 1996 and 1995
________________________________________________________________________

                                    1997          1996            1995
                                  -------       -------         -------
REVENUES:                          (in thousands, except per share data)
  Casino                         $ 29,921      $ 33,628        $ 40,281
  Food and beverage                10,284        10,735          12,074
  Rooms                             6,446         7,375           7,895
  Other                             2,641         2,502           2,460
                                  -------       -------         -------
                                   49,292        54,240          62,710
  Less: promotional allowances     (4,267)       (5,369)         (6,233)
                                  -------       -------         -------
                                   45,025        48,871          56,477
                                  -------       -------         -------
COSTS AND EXPENSES:
  Direct costs and expenses of
    operating departments:
    Casino                         17,237        18,627          19,504
    Food and beverage               7,868         8,168           8,160
    Rooms                           4,319         3,885           3,878
    Other                           1,481         1,448           1,545

  Other operating expenses:
    Selling, general and
     administrative                 9,141        10,057          10,555
    Depreciation and amortization   1,504         4,732           4,303
    Maintenance and utilities       3,354         3,527           3,490
    Professional fees related
     to reorganization              1,464           717             -
                                  -------       -------         -------
                                   46,368        51,161          51,435
                                  -------       -------         -------

INCOME (LOSS) BEFORE LOSS ON
  PERMANENT IMPAIRMENT OF ASSETS   (1,343)       (2,290)          5,042

LOSS ON PERMANENT IMPAIRMENT
  OF ASSETS                           -          59,060              -
                                  -------       -------         -------
INCOME (LOSS) FROM OPERATIONS      (1,343)      (61,350)          5,042

OTHER EXPENSE:
  Note discount amortization          -           2,649             439
  Interest expense                    524         6,341          10,234
                                  -------       -------         -------
  (contractual interest $10,127,000 and
   $10,093,000 for 1997 and 1996)

LOSS BEFORE INCOME TAXES           (1,867)      (70,340)         (5,631)

INCOME TAXES:
  Income tax (benefit) provision      -             -               -
                                  -------       -------         -------
NET LOSS                         $ (1,867)     $(70,340)       $ (5,631)
                                  ========      ========        ========

Weighted average shares
  outstanding                    1,760,944    1,760,944        1,760,944
                                 =========     =========       =========
Net loss per share              $    (1.06)   $   (39.94)     $   (3.20)
                                 =========     =========       =========



The accompanying notes are an integral part of these consolidated financial statements

                   GOLD RIVER HOTEL & CASINO CORPORATION
                (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                          (DEBTOR IN POSSESSION)
                      CONSOLIDATED STATEMENTS OF CHANGES
                     IN SHAREHOLDERS' EQUITY (DEFICIENCY)
              For the Years Ended June 30, 1997, 1996 and 1995
                    (in thousands, except shares outstanding)
________________________________________________________________________

                                       Additional
                  Shares     Common      Paid-In    Accumulated
               Outstanding   Stock       Capital      Deficit     Total
               -----------   ------     ---------    ----------  ------
Balances at
  July 1, 1994 1,760,944    $  18      $  22,136    $ (7,389) $ 14,765

Net loss           -           -             -         (5,631)   (5,631)
               -----------   ------     ---------    ----------  -------

Balances at
  June 30, 1995 1,760,944       18         22,136     (13,020)    9,134

Net loss           -           -             -        (70,340)  (70,340)
               -----------   ------     ---------    ----------  -------

Balances at
  June 30, 1996 1,760,944       18         22,136     (83,360)  (61,206)

Net loss           -           -             -         (1,867)   (1,867)
               -----------   ------     ---------    ----------  -------

Balances at
  June 30, 1997 1,760,944    $  18    $  22,136     $(85,227)  $(63,073)
               ==========   ======     ========    ==========  =========

The accompanying notes are an integral part of these consolidated financial statements

                  GOLD RIVER HOTEL & CASINO CORPORATION
                (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                          (DEBTOR IN POSSESSION)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended June 30, 1997, 1996 and 1995
________________________________________________________________________

                                      1997           1996         1995
                                    -------        -------     ---------
CASH FLOWS FROM
  OPERATING ACTIVITIES:                     ( in thousands)
  Net loss                      $   (1,867)       $ (70,340)   $ (5,631)
  Adjustments to reconcile
   net loss to net cash provided
   by (used in) operating activities:
   Depreciation and amortization     1,504            4,732       4,303
   Loss on permanent impairment
    of assets                          -             59,060         -
   Amortization of Note discount       -              2,649         439

  Other noncash adjustments:
   Decrease (increase) in accounts
    receivable, net                    203              (83)         51
   Decrease (increase) in inventories   65               23         (20)
   Decrease (increase) in
    prepaid expenses                   (22)             292          156
   Decrease (increase) in deposits     218             (161)          60
   Increase in liabilities
    not subject to compromise        1,697              263           -
   Increase (decrease) in accounts
    payable subject to compromise   (1,089)           1,089           -
   Increase (decrease) in
    accounts payable                   -                -           (10)
   Increase (decrease) in
    interest payable                  (201)           6,072          315
   Decrease in accrued
    liabilities, net                   -                -          (167)
                                    -------        --------    ---------
Net cash provided by (used in)
  operating activities                508             3,596        (504)
                                    -------        --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures paid in cash  (210)           (1,184)       (817)
                                    -------        --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Cash paid to reduce long-term debt  (24)           (1,007)     (1,459)
                                    -------        --------    ---------
Net cash used by investing activities (24)           (1,007)     (1,459)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                    274             1,405      (2,780)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD               4,200             2,795        5,575
                                   ------          --------      -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                  $  4,474          $  4,200     $  2,795
                                  =======           =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during periods
  for interest                   $     28          $  9,919     $  9,182
                                  =======           =======      =======

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
   During the years ended June 30, 1997, 1996 and 1995, finance agreement obligations of $5, $83 and $1,134 respectively, were incurred with the acquisition of new equipment.


The accompanying notes are an integral part of these consolidated financial statements

                    GOLD RIVER HOTEL & CASINO CORPORATION
                  (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                            (DEBTOR IN POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________

1.  PETITION FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY
    CODE

a.  Petition for Relief Under Chapter 11

     On February, 9, 1996 Gold River filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") to reorganize its debt and equity under Chapter 11 of the United States Bankruptcy Code. The filing was made in order to facilitate the Company's efforts in restructuring Gold River's New Mortgage Notes. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition are stayed while Gold River continues business operations as debtor-in-possession. Claims collateralized by the assets of the Company also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. Pre-petition liabilities of the Company as of February 9,1996 are reflected in the June 30, 1997 and 1996 balance sheets as "Liabilities Subject To Compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination of allowed claims for contingencies and other disputed amounts. Liabilities incurred subsequent to the filing date of February 9, 1996 are reported in the accompanying June 30, 1997 and 1996 balance sheets as "Liabilities Not Subject To Compromise". The Company has continued to conduct its business as usual under the supervision of the Court.


b.  Plan of Reorganization

     On June 7, 1996 Gold River and the "Official Committee of Bondholders" filed their Joint Plan of Reorganization, (the "Plan") and their proposed Disclosure Statement with the Bankruptcy Court outlining their plan to reorganize the Company's debt and equity under Chapter 11 of the United States Bankruptcy Code. Implementation of the Plan is subject to a number of conditions, certain distribution requirements and approval of the Plan by certain creditors and the Bankruptcy Court.

     On February 26, 1997 Gold River's confirmation hearing was held in Bankruptcy Court. The "Second Amended Joint Plan of Reorganization of Debtors, the Official Committee of Bondholders, and Mr. Allen E. Paulson (December 13, 1996) (As Modified on February 14, 1997 and February 27,
1997)" was confirmed and the confirming order entered on March 4, 1997. The effective date of the Plan occurred on March 25, 1997 and the Debtors expect that the Plan Revesting Date (as defined in the Plan) will occur on October 14, 1997. The reorganization contemplated by the Plan will not occur until the Plan Revesting Date and the Company emerges from bankruptcy.

     Under the Plan Mr. Allen E. Paulson will become the sole shareholder of Gold River and receive 100% of the new Gold River stock on October 14, 1997 the Revesting Date. Mr. Paulson will also serve as the sole director, President, Secretary and Treasurer of the Reorganized Company which along with becoming sole shareholder requires Nevada Gaming Authorities approval prior to an effective Revesting Date. Mr. Paulson is the Chairman of the Board of Directors and Chief Executive Officer of Full House Resorts, Inc. ("Full House") and was the Chairman of the Board of Directors and Chief Executive Officer of Gulfstream Aerospace Corporation ("Gulfstream") until his retirement in 1992.

     In October and November, 1996 Mr. Paulson acquired approximately 91% of the $75,000,000 in New Mortgage Notes outstanding. Mr. Paulson will acquire the remaining approximate 9% and the entire $75,000,000 in New Mortgage Notes and accrued interest will be converted to equity.
The Class A and B common stock will be canceled and Gold River deregistered as a publicly traded corporation, and become privately held by Mr. Paulson. The only material remaining debt is a $5,750,000 promissory note payable to Mr. Paulson and secured by a first priority lien on Gold River's assets (the "Paulson Debt"). On March 25, 1997, Mr. Paulson made the contribution of cash necessary to acquire the approximate remaining 9% of the New Mortgage Notes and also to acquire the McCarthy Promissory Note dated August 31, 1992 in the principal amount of $5,000,000, plus accrued interest.

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

     Certain conditions need to be satisfied before the Plan becomes finally effective on the Revesting Date. The most significant of which are the formal conversion of debt for equity and Mr. Paulson's licensing approval. Mr. Paulson has been licensed by the Nevada gaming authorities, and the confirmed Plan can be implemented with the Company emerging from bankruptcy. Until the Revesting Date, the Company continues to operate under the jurisdiction of the Bankruptcy Court.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 1997, 1996 and 1995, Gold River incurred net losses of $1,867,000, $70,340,000 and $5,631,000
(which in 1996 includes a recognized loss on permanent impairment of assets of $59,060,000), respectively. The Company's current liabilities exceeded its current assets by $85,178,000 and $90,281,000 at June 30, 1997 and 1996. Furthermore, at June 30, 1997, there is a shareholders' deficiency of $63,073,000. These factors among others indicate that the Company is unable to continue as a going concern without the pending reorganization of debt for equity. Also, Gold River was unable to fund the semi-annual interest payments due after August 31, 1995 relating to the New Mortgage Notes and after February 28, 1996 for the McCarthy Note. The financial statements do not include all of the consequences of the proceedings under Chapter 11. Particularly, such financial statements do not purport to show, with respect to the reorganization proceedings, (1) the realizable value of assets on a liquidation basis or their ability to satisfy liabilities, (2) the total amount of liabilities and contingencies which may be allowed, or the status and priority of such liabilities and contingencies, (3) the effect upon the Company's equity accounts of the reorganization, (4) as to operations, the effect of any changes that may be made to the Company's business, pursuant to the future effectiveness of the Plan. The Company's (or its successor's) ability to continue as a going concern is dependent upon its:


  1) Obtaining approval of the Plan by the Bankruptcy Court and certain creditor categories, which was obtained on February 26, 1997.

  2) Obtaining the requisite regulatory approvals required by the State of Nevada, including approvals by the gaming authorities which were obtained as of September 30, 1997.

  3) Obtaining sufficient cash to fund all distributions and cash reserves required at the time the Plan became effective which was completed on March 31, 1997.

  4) Achieving profitable operations and sufficient cash flows to meet future obligations required by the Plan.

     The consolidated financial statements do not include all adjustments that might be necessary should the Company be unable to continue as a going concern.

     Nature of Operations - On August 31, 1992 (the "Effective Date"), Gold River (formerly Goldriver Finance Corporation ("GFC")) acquired title to the Casino Hotel located in Laughlin, Nevada pursuant to the Third Amended Plan of Reorganization (the "Plan") filed by GFC and the Predecessor Partnership under Chapter 11 of the United States Bankruptcy Code. Gold River is a publicly traded parent company to its wholly owned operating subsidiary, Gold River Operating Corporation. Gold River Operating Corporation owns and operates the Casino Hotel in Laughlin, Nevada.

     The Predecessor Partnership was organized in July 1983, and in 1984 constructed the Casino Hotel. In June 1990, the Predecessor Partnership completed an expansion project, which enlarged the existing facilities at the Casino Hotel by adding a 25-story hotel tower and related casino, restaurant, parking and other facilities. From March 30, 1987, until December 24, 1991, a Las Vegas based management company, California Hotel & Casino Corporation, operated the Casino Hotel pursuant to a management contract with the Predecessor Partnership. From December 24, 1991, until August 31, 1992, the Predecessor Partnership operated the Casino Hotel. On September 1, 1992, Gold River Operating Corporation began operating the Casino Hotel.

     Principles of Consolidation - The consolidated financial statements include the accounts of Gold River and its wholly owned subsidiary, Gold River Operating Corporation, which was organized in August 1992 for the purpose of owning and operating the Casino Hotel. All significant intercompany transactions have been eliminated in consolidation.

     Cash and Cash Equivalents - Highly liquid investments purchased with maturities of three months or less are treated as cash equivalents.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Property and Equipment - Property and equipment are carried at cost less adjustment for impairment. Depreciation, including amortization of capitalized leases, is computed using the straight-line method.
Estimated useful lives are 40 years for buildings and improvements and

7 years for furniture and equipment. Costs of major improvements are capitalized. The cost of normal maintenance and repairs is charged to expense as incurred. Gains or losses on disposals are recognized as incurred.

     Amortization of Note Valuation Discount - The note valuation discount was being amortized over the life of the related indebtedness using the effective interest method. The unamortized valuation discount was offset against the balance of the related indebtedness.
Amortization of the note valuation discount ceased upon Gold River's filing of the bankruptcy petition and the unamortized discount was adjusted to present the amount of the New Mortgage Notes at the allowed amount.

     Federal Income Taxes - Deferred income taxes arise from temporary differences resulting from income and expense items being reported for financial accounting and tax purposes in different periods. See Note 6 for additional information regarding the calculation of income taxes.

     Casino Revenues and Promotional Allowances - Casino revenues include the aggregate of gaming wins and losses.

     Promotional allowances consist primarily of accommodations, food and beverages furnished without charge to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.

     The estimated costs of providing promotional allowances are classified as costs of the casino operating department through interdepartmental allocations. Such allocations for the years ended June 30, 1997, 1996 and 1995, are as follows:

                           Year Ended June 30,
                         1997         1996         1995
                        ------       ------       ------
                               (in thousands)
  Rooms                $   525      $ 1,005      $   875
  Food and beverage      3,224        3,491        4,101
                         ------       ------       ------
  Total costs allocated to
  casino department    $ 3,749      $ 4,496      $ 4,976
                         ======       ======       ======

     Interest Costs - The Company has determined that there is insufficient collateral to cover the principal and interest on the $75,000,000 New Mortgage Notes. Therefore, in accordance with provisions of the Bankruptcy Code the Company has discontinued accruing interest on this obligation subsequent to February 9, 1996, the date the bankruptcy petition was filed.

     Net Loss Per Share - The net loss per share is calculated based upon the weighted average number of shares outstanding during the period.

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

     Recently Issued Accounting Standards - In February 1997, the FASB issued Statement No. 128 "Earnings per Share". This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management believes that the implementation of this standard will not have a significant impact on earnings per share.

     In February 1997, the FASB issued Statement No. 129 "Disclosure of Information about Capital Structure". This staement establishes standards for disclosing information about an entities capital structure. Management intends to comply with the disclosure requirements of this statement which are effective for periods ending after December 15, 1997.

     In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe that this new standard will have a material impact on the Company's financial statements.

     In June 1997, the FASB issued Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable segments under SFAS
131. However, the Company has not yet completed its analysis of which operating segments it will report on.

     Reclassifications - Certain prior year accounts have been reclassified to conform with the current presentation.

3.  ACCOUNTS RECEIVABLE
Accounts receivable at June 30, 1997, and 1996 were as follows:

                                     (in thousands)
                              1997                  1996
                             ------                ------
     Casino                 $  179                $  247
     Hotel                      88                   205
     Other                     125                   188
                             ------                ------
       Total                   392                   640
     Less allowance for
     doubtful accounts         138                   183
                             ------                ------
       Total                $  254                $  457
                             ======                ======

4.  PROPERTY AND EQUIPMENT
     Property and equipment at June 30, 1997, and 1996 consisted of the following:

                                     (in thousands)
                               1997                 1996
                             -------               -------
  Land                      $  7,830              $  7,830
  Buildings and improvements  18,339                18,270
  Furniture and equipment      3,594                 2,900
                             -------               -------
    Total                     29,763                29,000
                             -------               -------
  Less accumulated depreciation
   and amortization            1,495                   -
                             -------               -------
    Total                   $ 28,268              $ 29,000
                             =======               =======

     In connection with the petition for relief under Chapter 11 filed February 9, 1996 and filing of the Plan of Reorganization on June 7, 1996, management of Gold River reassessed the carrying value of its property and equipment. Management used several approaches to evaluate the fair value of the Company's assets and considered several options to realize the value of such assets. The value was primarily based upon estimated future cash flows. Management concluded its evaluation of the fair value of the Company's property and equipment in the fourth quarter of fiscal year 1996 and determined that a reasonable estimate of such value was $29,000,000. Based upon the evaluation, the property and equipment was written down by $59,060,000 to reflect the permanent impairment of value.

5.  LONG-TERM DEBT

Long-term debt at June 30, 1997, and 1996, consisted of the following:

                                            1997                  1996
                                           -------               -------
                                                   (in thousands)
$75,000,000 principal amount
  of New Mortgage Notes bearing
  collateralized by land,
  buildings and substantially
  all personal property.
  Interest was contractually payable
  semiannually on February 28 and
  August 31.                             $ 75,000            $ 75,000

11% note payable to Mr. Paulson
  collateralized by land,
  buildings and fixtures.
  Commencing six months after
  the Revesting Date interest is to
  be paid semiannually.
  Principal payments are due after the
  Revesting Date (October 14, 1997) on
  November 14th in 1998, 1999, 2000
  and 2001.                                 5,750                -

5.  LONG-TERM DEBT (continued)
                                            1997                  1996
                                           -------               -------
8.9% note payable to McCarthy
  Western Constructors, Inc.
  collateralized by land,
  buildings and fixtures.
  Interest payable semiannually
  on February 28, and August 31.              -                 5,000

Obligations under capital leases,
  or finance agreements
  secured by furniture and
  equipment, with interest rates
  ranging from 7.9% to 14.25%.                921                 761
                                           -------             -------
   Total long-term debt                    81,671              80,761
Less:  Current portion                        382                 492
       Notes subject to
       demand for acceleration             75,000              80,000
                                           -------             -------
   Total                                  $ 6,289             $   269
                                           =======             =======

Notes Subject to Acceleration

     Because interest payments after the August 31, 1995, and February 28, 1996 were not made the New Mortgage Notes and McCarthy note were subject to acceleration and the entire $80,000,000 of these outstanding notes has been classified in the balance sheet as a current liability in the fiscal year ended June 30, 1996. At June 30, 1997 the $75,000,000 of New Mortgage Notes was still classified as a current liability. The McCarthy Note of $5,000,000 plus accrued interest was acquired by Mr. Paulson and booked as a long-term debt.

     At June 30, 1997, scheduled maturities of long-term debt, excluding notes subject to acceleration, were as follows:

                            (in thousands)
                    1998        $  382
                    1999           346
                    2000           162
                    2001            29
                    2002             2
                    Thereafter      -
                                 -----
                      Total     $  921
                                 =====

6.  INCOME TAXES

     The benefit for income taxes is based on pretax loss reported in the consolidated financial statements. During 1997, 1996 and 1995 the Company recorded no income tax benefit due to the uncertainty associated with the recoverability of its operating loss carryforwards.

     A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on income before income tax follows:

                          1997          1996         1995
                          ----          ----         ----
  Statutory rate           35%           35%          35%
  Surtax amount            (1)           (1)          (1)
  Decrease in tax rate
  resulting from:
    Net operating loss
    limitation and other  (34)          (34)         (34)
                          ----          ----         ----
  Effective rate            0%            0%           0%
                          ====          ====         ====

    The tax net operating loss carryforward available at June 30, 1997 is approximately $43,000,000, expiring in years beginning 2007.
Availability of the tax net operating loss to offset future taxable income may be significantly reduced by adjustments and limitations resulting from the bankruptcy proceedings.

     The temporary differences and tax carryforwards which created deferred tax assets and liabilities at June 30, are detailed below:

                                       1997          1996         1995
                                      ------        ------       ------
  Deferred tax asset:
    Property                        $ 17,358      $ 15,874      $   -
    Bad debts                             48            64           93
    Net operating loss                15,238        10,461        6,730
    Accrued income and
    expenses                             305          -             682
                                      ------        ------       ------
  Total deferred tax assets           32,949        26,399        7,505
                                      ------        ------       ------
  Deferred tax liabilities:
    Accrued income and
    expenses                          (3,045)         (133)         -
    Property                            -             -          (1,488)
                                      ------        ------       ------
  Total deferred tax liabilities      (3,045)         (133)      (1,488)
  Valuation allowance                (29,904)      (26,266)      (6,017)
                                      ------        ------       ------
  Net deferred tax asset (liability) $   -         $   -        $   -
                                      ======        ======       ======

7.  CONTINGENCIES

     The Company and approximately 40 other major casino operators, as well as various manufacturers and distributors of video poker and electronic slot machines, have been named as defendants in actions entitled William H. Poulos v. Caesars World, Inc., et al., (filed on April 26, 1994) and William Ahern v. Caesars World, Inc., et al.,
(filed on May 10, 1994) (collectively the "Actions") in the United States District Court for the Middle District of Florida, Orlando Division. Both Actions were brought under the Racketeer Influenced and Corrupt Organizations Act ("RICO") as well as claims of common law fraud, unjust enrichment and negligent misrepresentation and seeks damages in excess of $1 billion. The complaints allege that the defendants took part in a scheme intended to induce people to play video poker and electronic slot machines based on false beliefs concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The Company believes that plaintiffs' allegations are without merit, and it intends to defend the Actions vigorously.

     The Company and approximately 40 other major casino operators, as well as Griffin Investigations and Surveillance Information Network have been named as defendants in an action entitled Thomas Hyland v. Griffin Investigations, et al., (filed on August 23, 1995) (the "Action") in the United States District Court for the District of New Jersey, Camden Division. The Action was brought under the Sherman Act, the Fair Credit Reporting Act, and common law fraud and seeks unspecified compensatory and punitive damages from the defendants. The complaints allege that the defendants took part in a combination and conspiracy among the casinos in the United States to refuse to deal blackjack to blackjack players identified as "card counters" by Griffin Investigations monthly publication the "Griffin Book"; by Surveillance Information Network; as well as by other "informal" communication amongst the various casinos in the United States. The Company believes that plaintiffs' allegations are without merit, and it intends to defend the Action vigorously.

     Both actions above were stayed as to the Company by the filing of the Chapter 11 bankruptcy petition on February 9, 1996. Since these claims arose pre-petition , they will have to be asserted through the Chapter 11 proceedings, which has not been done. These actions will be discharged on the Revesting Date.

     The Company and approximately 80 other major casino operators were named defendants in a patent infringement action against Shuffle Master, Inc. by Progressive Games, Inc. The action entitled Progressive Games, Inc. v. Shuffle Master, Inc. et al. was filed in June 1996 in the United States District Court for the District of Nevada. In its summons and complaint, Progressive Games, Inc. alleges that by participating in Let it Ride the Tournament the Company infringed on two of the plaintiff's patents. These same alleged infringement claims are the subject of another lawsuit that has been pending since January, 1995. Pursuant to the Let it Ride the Tournament license agreement, Shuffle Master, Inc. will defend, indemnify and hold harmless the Company in this litigation. In June, 1997 Shuffle Master filed a counter claim against Progressive seeking compensatory and punitive damages and alleging claims for abuse of process, unfair competition, antitrust, and tortious interference with prospective business advantage.

     The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     On September 30, 1997 the United States Tax Court issued an adverse ruling applicable to hotels and casinos which provide meals to employees. The Tax Court ruled that nonqualifying employees are required to recognize income based upon the fair value of the meals in excess of the amount paid by the employee. Accordingly, employers may be liable for withholding and payroll taxes associated with the fair value of the meals provided to employees in excess of the amount paid by the employee. At this time it is uncertain whether or not the Company will be liable for withholding and payroll taxes related to the income excluded from nonqualifying employee wages for the meals it has provided.

8.  SELECTED OPERATING DATA (UNAUDITED)

     The Indenture for the New Mortgage Notes requires that the Company present the following information:

                       Selected Operating Data
             (in thousands, except average paid room rate)

                                Year Ended               Year Ended
                              June 30, 1997           June 30, 1996
                             ---------------         ---------------
 Room occupancy rate               84%                     87%
                                ========                ========
 Paid occupancy rate               76%                     74%
                                ========                ========
 Average paid room rate        $      21               $      22
                                ========                ========
 Complimentaries:
   Food and beverage           $   3,585               $   3,875
                                ========                ========
   Room                        $     689               $   1,494
                                ========                ========
 Change in net credit          $    (204)              $     152
                                ========                ========
 Provision for bad debts       $      83               $      22
                                ========                ========
 Slot win                      $  24,073               $  26,149
                                ========                ========
 Table win                     $   3,647               $   4,872
                                ========                ========
 Maintenance expenses          $   1,512               $   1,540
                                ========                ========
 Promotional expenses          $     817               $     895
                                ========                ========

                                     Three Months Ended
                              June 30, 1997           June 30, 1996
                             ---------------         ---------------
  Room occupancy rate               85%                     87%
                                 ========                ========
  Paid occupancy rate               78%                     75%
                                 ========                ========
  Average paid room rate        $      24               $      24
                                 ========                ========
  Room revenues                 $   1,797               $   2,007
                                 ========                ========
  Food and beverage revenues    $   2,486               $   2,570
                                 ========                ========
  Complimentaries:
    Food and beverage           $     756               $     938
                                 ========                ========
    Room                        $     108               $     378
                                 ========                ========
  Change in net credit          $     (34)              $       8
                                 ========                ========
  Provision for bad debts       $      10               $      11
                                 ========                ========
  Slot win                      $   5,577               $   5,812
                                 ========                ========
  Table win                     $     859               $   1,069
                                 ========                ========
  Maintenance expenses          $     387               $     397
                                 ========                ========
  Promotional expenses          $     155               $     193
                                 ========                ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


                               PART III


Item 10.  Directors and Executive Officers of the Registrant

     Set forth below is Gold River's and Gold River Operating's directors and executive officers names, ages, business experience, positions and offices with Gold River and Gold River Operating .

Name                    Age                      Positions
------------           -----         -----------------------------------
John H. Midby           56           President, Chief Executive Officer,
                                      Series A Director and Chairman of
                                      the Board of Gold River; Director
                                      and Chairman of the Board of Gold
                                      River Operating

Richard J. Brand        58            Executive Vice President and Chief
                                      Operating Officer of Gold River
                                      and President and Chief Executive
                                      Officer of Gold River Operating

Ronald J. Giarratano    55            Executive Vice President and Chief
                                      Operating Officer of Gold River
                                      Operating

Benjamin F. Martello    56            Secretary and Treasurer of Gold
                                      River and Secretary, Treasurer and
                                      Chief Financial Officer of Gold
                                      River Operating

Alfred J. Luciani (1)   52            Gold River Series A Director;
                                      Director of Gold River Operating

Robert E. Huggins       50            Gold River Series B Director

Michael C. McNelley (1) 48            Gold River Series B Director;
                                      Director of Gold River Operating

Patrick M. Thorne (1)   51            Gold River Series B Director

_______________________________
(1) Member of the Audit Committee


     John H. Midby has been Chairman of the Board of Gold River and of Gold River Operating since August 31, 1992. Since 1983, Mr. Midby has served as Chairman of The Midby Group, Inc., a Las Vegas based real estate investment and development firm which has developed numerous master planned communities, shopping centers and office parks in Las Vegas and Laughlin, Nevada. Mr. Midby was also President and a Director of River Resorts, Inc. ("River Resorts"), the general partner of Goldriver Limited Partnership ("Goldriver"), from 1983 until August 1992, and in those capacities was primarily responsible for the development of the Casino Hotel. Goldriver was reorganized pursuant to a Chapter 11 Bankruptcy proceeding and Gold River is the successor in interest to Goldriver. From June 14, 1989 to September 1, 1994, Mr. Midby also served as President and a Director of Orion Land Development Co. ("Orion"), which filed Chapter 11 Bankruptcy proceedings on January 18, 1991 when changes in the credit markets resulted in the loss of construction financing for Orion's Emerald River casino hotel project in Laughlin. Orion has since reorganized.

     Richard J. Brand was appointed President and Chief Executive Officer of Gold River Operating Corporation (GROC) and Executive Vice President and Chief Operating Officer of Gold River Hotel & Casino Corporation (GRHCC) on January 29, 1996. The appointments were ratified by the Board of Directors on January 29, 1996. Immediately prior to accepting these positions, Mr. Brand was engaged as Executive Vice President and Chief Operating Officer of GRHCC and acting General Manager of GROC. Mr. Brand, who has been involved in gaming for over fifteen years, served as Vice President/General Manager for three different Circus Circus Enterprises, Inc. properties from 1986 through 1993. Mr. Brand held various slot department positions between 1980 and 1986 with Circus Circus Hotel/Casino and Silver City Casino including slot director at Silver City Casino.

     Ronald J. Giarratano - Prior to his appointment as Executive Vice President and Chief Operating Officer of Gold River Operating Mr. Giarratano served as Vice President/Corporate Marketing of Gold River Operating for approximately a year. Before his employment by Gold River Operating, Mr. Giarratano was Director of Marketing for Circus-Circus, Las Vegas for two years. His experience with the Laughlin market dates back to 1990 when he was Director of Marketing for the Edgewater Hotel/Casino. Mr. Giarratano has extensive experience in the gaming and hotel industry and over two decades of experience in the advertising and marketing fields.

     Benjamin F. Martello was appointed Corporate Controller and Assistant Treasurer of Gold River and Assistant Treasurer and Chief Financial Officer of Gold River Operating on July 11, 1995. Mr. Martello was appointed Secretary and Treasurer of Gold River and Secretary and Treasurer in addition to Chief Financial Officer of Gold River Operating on January 29, 1996 and serves as principal financial and accounting officer of both. The appointments were ratified by the Board of Directors on January 29, 1996. Mr. Martello was Treasurer of Sports-Tech, Inc. (formerly Bristol Gaming) from November 1986 until May, 1995. He was appointed Sports-Tech's Chief Financial Officer on July 1, 1991, Secretary on August 1, 1993 and served as its principal financial and accounting officer. Mr. Martello was appointed Controller of Jackpot Enterprises, Inc. in November, 1984, Treasurer in 1986, Vice President - Finance and Administration in 1987 and Senior Vice President
- Finance in 1989. He served in the foregoing capacities for Jackpot until July 1991. Prior to joining Jackpot, Mr. Martello was a shareholder and vice president in a Las Vegas public accounting professional corporation from August 1979 until November 1984. Mr. Martello is a certified public accountant registered since 1970 in the State of Nevada

     Alfred J. Luciani, a Series A director of Gold River and of Gold River Operating since August 31, 1992, is currently President of Luciani & Associates, L.L.C., a company principally involved in gaming consulting and in pursuing gaming opportunities for itself. During 1990 and 1991, Mr. Luciani was President and Chief Operating Officer of Foxwoods High Stakes Bingo and Casino in Connecticut. Mr. Luciani continued to oversee development of Foxwoods until February, 1994. From April 1993 until December 1995, Mr. Luciani served as President and Chairman of American Gaming & Entertainment Ltd. (formerly Gamma International Ltd.) From November 1989 to September 1990, Mr. Luciani served as Executive Vice President and Chief Operating Officer of Merv Griffin's Resorts Casino Hotel, responsible for overall operations during the successful reorganization of the property through its Chapter 11 proceeding. From October 1988 to November 1989, Mr. Luciani was Chairman of the Board and Chief Executive Officer of A.L.H. Moonstone, Inc., which was formed to pursue the acquisition of a New Jersey hotel/casino. From March 1983 to October 1988, Mr. Luciani served in various capacities with Golden Nugget, Inc. and its affiliates, first (from March 1983 to May 1987) as Executive Vice President of Golden Nugget Atlantic City, responsible for casino/hotel operations and corporate expansion; and next (from June 1977 to October 1988) as President and Chief Executive Officer of Golden Nugget Las Vegas, responsible for overall operations. Concurrent with those positions, from June 1986 to October 1988, Mr. Luciani served as Vice President of Corporate Development for Golden Nugget, Inc. From December 1980 to March 1983, Mr. Luciani was engaged in the private practice of law, representing Golden Nugget, Inc. and other clients in obtaining regulatory licenses and approvals in New Jersey. From June 1980 to December 1980, Mr. Luciani was Vice President of Casino Operations for Golden Nugget Atlantic City, responsible for overseeing the opening and commencement of operations of the facility. Prior to that time, from September 1979 to June 1980, Mr. Luciani was engaged in private law practice. Prior to September 1979, Mr. Luciani was both an Assistant Attorney General and a Deputy Attorney General with the State of New Jersey Division of Criminal Justice, where he was a member of the Governor's Staff Policy Group on Casino Gaming.

     Robert E. Huggins, a Series B director of Gold River since August 31, 1992, is a Certified Public Accountant who has an extensive background in the gaming industry. Since November 1995, Mr. Huggins has served as the Chief Financial Officer of Spintek Gaming Technologies, Inc. Prior to joining Spintek, Mr. Huggins was a consultant specializing in gaming and Securities Exchange Commission matters from February 1995 and from February 1992 until February 1995, he served as the Chief Accounting Officer and Secretary for Elsinore Corporation. Before he joined Elsinore Corporation Mr. Huggins served in various capacities with other gaming companies which included Vice President, Finance and Chief Financial Officer for United Gaming, Inc., as well as President of two of its casino subsidiaries from February 1988 until June 1991, Controller for Caesars

Palace from April 1981 until November 1982; and Controller for the
M & R Investments, Inc. (Dunes Hotel & Country Club) from May 1977 until April 1981. Mr. Huggins has also served as Vice President, Finance for two non-gaming companies during his career. The first of which was for Professional Advisory Services, Inc., from November 1982 until February 1988; and, the second was for Smokey's Sports Cards from June 1991 until February 1992 Prior to his experience in industry, Mr. Huggins was a CPA with the firm of Haskins and Sells for four years from 1973 until 1977.

     Michael C. McNelley, a Series B director of Gold River and of Gold River Operating since August 31, 1992, is currently a financial consultant and advisor with Diversified Income, Inc. From October 1994 to April 1997, Mr. McNelley served as President and Chief Financial Officer for Gasmaster International Inc.. During the period from September 1992 to August 1994 he was the Senior Financial Officer for RP Medical Capital, Inc.. From April 1986 until December 1992, he was a Senior Vice President of Caywood-Christian Capital Management. From September 1983 to March 1986, Mr. McNelley served as Vice President and Manager of Investments of E.F. Hutton Life Insurance Company. From February 1981 to September 1983, he served as Assistant Vice President and Investment Officer for San Diego Trust & Savings Bank. From September 1974 to February 1981, Mr. McNelley served as Trust Officer for the First National Bank of S.W. Michigan. From January 1972 to September 1974, Mr. McNelley served as Trust Administrator for the First National Bank of Nevada.

     Patrick M. Thorne, a Series B director of Gold River since October 22, 1992, is managing partner of the Henderson, Nevada, office of Nelson, Malley & Thorne, Certified Public Accountants. He previously served as Vice President of Finance and Treasurer of New York-New York Hotel & Casino in Las Vegas from January 1996 through January 1997.
From July 1992 until December 1995, he served in various administrative capacities with Station Casinos, Inc., which owns gaming properties in Nevada, Louisiana and Missouri. He was also a principal with First Nevada Group, Inc., a hospitality/gaming consulting firm, from July 1991 until December 1994. From July 1982 to January 1991, Mr. Thorne was with the Desert Inn in Las Vegas, where he served as Vice President of Finance and Administration and later as Senior Vice President of Hotel Operations. Prior to that time, Mr. Thorne served as Corporate Controller with The Boyd Group (now Boyd Gaming Corporation) from April 1979 until June 1982. From September 1974 to April 1979, Mr. Thorne was with the MGM Grand Hotel (now Ballys), where he served initially as Manager of Internal Audit and later as Assistant Controller. A Certified Public Accountant, Mr. Thorne began his career with Haskins & Sells (now Deloitte & Touche) in Las Vegas in 1972.

Item 11.  Executive Compensation

     Summary Compensation Table The Summary Compensation Table below sets forth certain information concerning the compensation of (i) the Company's Chairman, who served as its chief executive officer during the entire fiscal year ended June 30, 1997, (ii) the President and Chief Executive Officer of Gold River Operating Corporation, a subsidiary of the Company, and (iii) all other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Officers") for the fiscal year ended June 30, 1997.

                              Summary Compensation Table

                                                        Long-Term
                      Annual Compensation              Compensation
                                                          Awards
                                                 Other
                                                Annual        All Other
                                                Compen-        Compen-
Name and Principal                              sation($)Options/sation
    Position            Year    Salary($) Bonus($) (1)  SARs(#)   (2)
________________________________________________________________________
John H. Midby           1997     250,000        0   0        0     1,368
Chairman of the         1996     200,000   50,000   0        0     1,014
  Company               1995     200,000   50,000   0        0       500
________________________________________________________________________
Richard J. Brand        1997     195,000    5,000   0        0     1,334
 President and          1996     156,250   30,000   0        0     2,033
 Chief Executive        1995      64,410   15,000   0        0        0
 Officer of Gold
 River Operating
 Corporation
________________________________________________________________________
Benjamin F. Martello    1997     130,000     5,000  0        0    1,396
Chief Financial Officer 1996     103,515     4,500  0        0      864
Secretary and Treasurer 1995           0         0  0        0        0
________________________________________________________________________
Ronald Giarrantano      1997     150,000     5,000  0        0    1,026
Chief Operating Officer 1996     125,740    20,000  0        0      665
 of the Company         1995      46,777    10,000  0        0        0
________________________________________________________________________

(1) The Company provides certain perquisites and other personal benefits to the Named Officers, including the use of complimentary rooms, food and beverages. The unreimbursed incremental cost to the Company of providing perquisites and other personal benefits during the year ended June 30, 1997 did not exceed as to any Named Officer the lessor of $50,000 or 10% of the total salary and bonus paid to such Named Officer for such period and, accordingly, is omitted from the table.

(2) These amounts represent the payments made by the Company for term life insurance.

Employment Agreements

     Messrs. Brand, Giarratano and Martello have employment agreements which went into effect on January 29, 1996 and established minimum annual base salaries of $195,000, $150,000 and $130,000 respectively. Each is eligible to receive a bonus by participation in a bonus pool for EBITDA exceeding a specified minimum of $12,500,000, payable at the sole discretion of Gold River. Each is also eligible to participate in any ISOs/stock bonus plan or warrant program granted at the directors' discretion and/or based on performance standards being met (EBITDA). Under a Reorganization Change in Control, each is entitled to the compensation due through the effective date of change in control, plus one hundred eighty (180) days severance pay, based upon the salary in effect at that time plus any accrued but unpaid bonus. Mr. Brand's contract is for two (2) years and Mr. Giarratano's and Mr. Martello's contracts are for one (1) year, automatically renewable for one (1) year on each anniversary date.

Compensation of Directors

     Mr. Midby does not receive compensation for his service as a director of the Company, and is not reimbursed for expenses incurred in connection with his service as a director. All other directors are paid directors' fees in the amount of $18,000 per calendar year plus $3,000 for each meeting of the Board of Directors attended, up to a maximum of $30,000 per calendar year, and are reimbursed for expenses associated with their service as directors. During the fiscal year ended June 30, 1997, the Board of Directors held board meetings on 5 occasions.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors of the Company does not maintain a compensation committee (or other committee of the Board performing equivalent functions). Accordingly, the policies relating to compensation of executive officers of the Company and its subsidiary are determined by the Company's entire Board of Directors.

     The only officer or employee of the Company or its subsidiary who served as members of the Board of Directors of the Company and, as such, participated in deliberations on compensation of executive officers during the year ended June 30, 1997 was John H. Midby Chairman and chief executive officer of the Company.

     The Securities and Exchange Commission requires issuers to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. The issuer is not aware of any such relationship. See Item 10, Directors and Executive Officers of the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of October 10, 1997, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Company to beneficially own more than 5% of such stock, by each Named Officer, Director and Director Nominee of the Company and by all directors and executive officers of the Company as a group.

Name of             Amount and Nature of                      Percent of
Beneficial Owner  Beneficial Ownership (1) (6)               Class Owned
________________  ____________________________              ____________
Gold River Partners        581,194(2)                              33.0%
Limited Partnership
John H. Midby -General Partner
2800 West Sahara
Suite 4-B
Las Vegas, NV 89102

Cargill Financial          198,150(3)                              11.3%
 Services Corporation
600 Clearwater Drive
Minnetonka, MN 55343

Merrill Lynch Funds        148,000(4)                               8.4%
P.O. Box 9011
Princeton, New Jersey 08540

Bear Sterns & Co. Inc.     102,750                                  5.8%
245 Park Avenue
New York, NY 10167
Michael C. McNelley          5,000(5)                               (7)

All Directors and          586,194(2)                              33.0%
Executive
Officers as a Group (8 Persons)

__________________

(1) To the Company's knowledge, each person named in the table has sole voting and investment power with respect to all Common Stock shown as beneficially owned by such person, subject to applicable community property law and the information contained in the footnotes hereunder.

(2)  As the Managing General Partner of Gold River Group Limited
     Partnership, the General Partner of Gold River Partners Limited Partnership, Mr. Midby controls the voting of the 581,194 shares of Series A Common Stock held by Gold River Partners Limited
     Partnership.

(3) Represents 198,150 shares of Series B Stock owned by Cargill Financial Services Corporation ("CFSC"), including shares of Series B Stock owned by the following entities: (i) Minnetonka Limited Fund, L.P. 85,190 shares; and (ii) GAM-CARGILL Minnetonka Fund Inc. 22,033 shares. Certain officers and employees of CFSC have sole voting power and disposition power over the shares of the Company's stock.

(4) Represents 148,000 shares of Series B Stock owned by Merrill Lynch Funds ("MLF"), which includes the following entities: (i) Merrill Lynch Investment Management, Inc. 42,500 shares; and (ii) Fund Asset Management, Inc. 105,500 shares.

(5) Represents 5,000 shares owned by McNelley Family Trust dated May 2, 1989. Mr. McNelley is a trustee and beneficiary of that Trust.

(6) Under the terms of the Bankruptcy Court approved Reorganization Plan all of these shares will be canceled on the Revesting Date.

(7)  Less than 1%.

     Change in Control

     Mr. Allen E. Paulson will become the sole shareholder of Gold River and receive 100% of the new Gold River stock on October 14, 1997 the Revesting Date. Mr. Paulson will also serve as the sole director, President, Secretary and Treasurer of the Reorganized Company which along with becoming sole shareholder requires Nevada Gaming Authorities approval which has occurred prior to an effective Revesting Date. Mr. Paulson will acquire all of the New Mortgage Notes and receive 100% of the new Gold River stock and become the sole shareholder of the reorganized Company. The Company's current Series A common stock and Series B common stock will be canceled and new common stock issued.

     Warrant Agreement

     The Warrant Agreement between Gold River and Gold River Partners Limited Partnership granted warrants to Gold River Partners Limited Partnership which were exercisable if certain EBITDA targets were met or exceeded. If the Company's actual EBITDA equaled or exceeded the stated thresholds, warrant holders would have had the right to purchase varying amounts of Class A stock over the next four fiscal years, but not to exceed an aggregate of 1,006,707 shares. The warrants would have provided strong management performance incentives and allowed Gold River Partners Limited Partnership to dilute the percentage ownership of the Class B stock to an extent whereby Gold River Partners Limited Partnership would have held a majority equity position in Gold River. The Company did not meet its minimum EBITDA threshold for the fiscal years ended June 30, 1997, 1996 and 1995 and, by the terms of the Warrant Agreement and the Articles of Incorporation of Gold River, all outstanding warrants expired as of the respective fiscal year end.

Item 13.  Certain Relationships and Related Transactions

           None.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

     (a)
     (1) Financial Statements. See Item 8. Financial Statements and Supplementary Data.
     (2) The following schedules for the years ended June 30, 1997, 1996 and 1995, are submitted herewith:

                                                              Page
                                                             ------
Schedule II - Valuation and Qualifying Accounts                33
for the years ended June 30, 1997, 1996 and 1995

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


     (3)  Exhibits

Exhibit                                                  Page or Method
                                                             Number
                     Description                            of Filing
 --------     --------------------------------          ---------------
2        Third Amended Plan Of Reorganization Proposed           (A)
         Jointly By the Debtor And The Official Committee of Bondholders

2.1      Joint Plan of Reorganization of Debtors and             (F)
         The Official Committee of Bondholders
         dated June 7, 1996.

2.2      Notice of Submission of Proposed "Disclosure            (F)
         Statement to Accompany Joint Plan of Reorganization of Debtors and The Official Committee of Bondholders" dated June 7, 1996.

3.1      Amended and Restated Articles of Incorporation of       (B)
         Gold River Hotel & Casino Corporation (Nevada)

3.2      Amended and Restated Bylaws of Gold River Hotel &       (B)
         Casino Corporation (Nevada)

3.3      Certificate of Incorporation of Gold River Hotel &      (B)
         Casino Corporation (Delaware)

3.4      Bylaws of Gold River Hotel & Casino Corporation         (B)
         (Delaware)

4.1      Indenture by and among Gold River Hotel & Casino        (B)
         Corporation, as Issuer, Gold River Operating
         Corporation, as Guarantor, and IBJ Schroder Bank
         & Trust Company, as Trustee

4.2       Warrant Agreement between Gold River Hotel & Casino    (B)
          Corporation and Gold River Partners Limited
          Partnership

Exhibit                                                  Page or Method
Number               Description                            of Filing
------    --------------------------------            ---------------
4.3       Form of Series A Warrant                              (B)

4.4       Form of Series B Warrant                              (B)

4.5       Form of Series C Warrant                              (B)

4.6       Rights Agreement between Gold River Hotel & Casino    (B)
          Corporation and IBJ Schroder Bank & Trust Company

4.7       Form of Series A Common Stock Certificate             (C)

4.8       Form of Series B Common Stock Certificate             (C)

4.9       Form of Preferred Stock Certificate                   (C)

10.1      Certificate and Agreement Regarding Hazardous         (B)
          Substances from Gold River Operating Corporation in favor of IBJ Schroder Bank & Trust Company, as
          Trustee

10.2      Liquidating Trust Agreement                           (B)


10.3      $75,000,000 Promissory Note from Gold River           (B)
          Operating Corporation to the order of Gold River
          Hotel & Casino Corporation


10.4      Deed of Trust, Assignment of Rents and Security       (B)

          Agreement from Gold River Operating Corporation, as Trustor, IBJ Schroder Bank & Trust Company, as Trustee, as Beneficiary


10.5      Reserve Parcel Option Agreement among Gold River      (B)
          Hotel & Casino Corporation Gold River Partners Limited
          Partnership and IBJ Schroder Bank & Trust Company, as Trustee

10.6      Note and Stock Pledge Agreement between Gold River    (B)
          Hotel & Casino Corporation and IBJ Schroder Bank &
          Trust Company, as Trustee

10.7 Standstill Agreement among Gold River Hotel & Casino (B) Corporation, Gold River Group Limited Partnership and John H. Midby

10.8 $5,000,000 Promissory Note from Gold River Operating (B) Corporation to the order of McCarthy Western
          Constructors, Inc.

Exhibit                                                  Page or Method
Number               Description                            of Filing
------    --------------------------------            ---------------

10.9      Deed of Trust from Gold River Operating Corporation,  (B)

          as Trustor, to McCarthy Western Constructors, Inc., as Beneficiary


10.10     Pledge Agreement among Gold River Hotel & Casino      (B)
          Corporation, Gold River Group Limited Partnership,
          Rainbow Development Corp., John H. Midby and IBJ
          Schroder Bank & Trust Company, as Trustee


10.12     Incentive Stock Option Plan of Gold River Hotel and   (D)
          Casino Corporation effective July 22, 1993


10.15     Standstill Agreement effective as of November 30,     (E)
          1994 and dated April 25, 1995 between Cargill
          Financial Services Corporation and the Company


10.17     Employment Agreement between Richard J. Brand and     (G)
          Gold River Hotel and Casino Corporation
          dated January 29, 1996

10.18     Employment Agreement between Ronald Giarratano and    (G)
          Gold River Hotel and Casino Corporation
          dated January 29, 1996

10.19     Employment Agreement between Benjamin F. Martello     (G)
          and Gold River Hotel and Casino Corporation dated January 29, 1996

21        Subsidiaries of the Company                           (A)

(A) Incorporated by reference from Form 10 Registration Statement filed on June 19, 1992.
(B) Incorporated by reference from Form 8 Amendment No. 1 to Registration Statement filed on August 18, 1992.
(C) Incorporated by reference from Form 8 Amendment No. 2 to Form 10 Registration Statement filed on August 21, 1992.
(D) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.
(E) Incorporated by reference from Registrant's Form 10-Q for the quarter ended March 31, 1995.
(F)  Incorporated by reference from Registrant's Form 8-K filed on June
     21, 1996
(G) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.

  (b) Reports on Form 8-K. During the fiscal year ended June 30, 1997, no Current Reports on Form 8-K were filed.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


Gold River Hotel & Casino Corporation
(d.b.a. Gold River Gambling Hall & Resort)
Las Vegas, Nevada

We have audited the consolidated financial statements of Gold River Hotel & Casino Corporation (the "Company") as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997 and have issued our report thereon dated October 10, 1997 (which report included an explanatory paragraph referring to the uncertainty of the Company's ability to continue as a going concern); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item
14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Las Vegas, Nevada
October 10, 1997

                   GOLD RIVER HOTEL & CASINO CORPORATION
                 (d.b.a. GOLD RIVER GAMBLING HALL & RESORT)
                         (DEBTOR IN POSSESSION)

                              SCHEDULE II

                  VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
________________________________________________________________________

                                        Additions
                        Balance         Charged to               Balance
                       Beginning         Costs and    Deduct-     End of
        Description    of Period          Expenses     ions(1)    Period
--------------------  -----------      ------------   --------    ------
1997:                                     (in thousands)
  Note valuation
   discount         $     -           $       -      $     -     $   -
                     ============      ============   ========    ======
  Allowance for
  doubtful accounts
  (deducted from
   accounts
   receivable)      $         183     $          83  $   (183)   $   138
                     ============      ============   ========    ======

1996:
  Note valuation
   discount         $      (2,649)    $       2,649  $     -     $   -
                     ============      ============   ========    ======
  Allowance for
  doubtful
  accounts
  (deducted from
   accounts
   receivable)      $         267     $          56  $   (267)   $   183
                     ============      ============   ========    ======

1995:
  Note valuation
  discount          $      (3,088)    $         439  $  -      $ (2,649)
                     ============      ============   ========    ======
  Allowance for
  doubtful
  accounts
  (deducted from
   accounts
   receivable)      $         231    $           78  $    (42) $     267
                     ============      ============   ========    ======


(1) Accounts deemed to be uncollectible.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of October 1997.


               GOLD RIVER HOTEL & CASINO CORPORATION






By:/s/ John H. Midby                  By:/s/ Benjamin F. Martello
   ---------------------------------     -------------------------------
       John H. Midby                         Benjamin F. Martello
       Chairman, Chief Executive Officer     Secretary Treasurer
       and Director                          (principal financial and
                                              accounting officer)






By:/s/ Patrick M. Thorne              By:/s/ Robert E. Huggins
   ---------------------------------     -------------------------------
       Patrick M. Thorne                     Robert E. Huggins
       Director                              Director




By:/s/ Michael C. McNelley            By:/s/ Alfred J. Luciani
   ---------------------------------     -------------------------------
       Michael C. McNelley                   Alfred J. Luciani
       Director                              Director